Form 10QSB
period 2001-12-31
BODYGUARD RECORDS COM INC
filed 2002-02-20
CIK 1116524

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark One)

|X| Quarterly Report Under to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended December 31, 2001

|_| Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

Commission File No. 333-40444

                           BODYGUARD RECORD. COM, INC.
                ------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its charter)

           DELAWARE                                 22-1637978
 ------------------------------                -------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
Incorporation or Organization)

                   56 COLFAX AVENUE, CLIFTON, NEW JERSEY 07015
                -------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (973) 655-0388

                            ------------------------
                 (Issuer's Telephone Number Including Area Code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registration was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                              Yes |X|  No | |

                APPLICABLE ONLY TO ISSUES INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                                              Yes |  | No |  |

                      APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Common Stock, $.001 Par Value, 900,000 shares

                           BODYGUARD RECORDS.COM, INC.
                          Index to financial Statements

                          PART I FINANCIAL INFORMATION

  ITEM 1.         Financial Statements

                  Balance sheet as of and December 31, 2001

                  Results of operations for the three months ended December 31, 2001 and 2000

                  Statements of cash flows for the three months ended December 31, 2001 and 2000

                  Notes to financial statements

  ITEM 2.         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                            PART II OTHER INFORMATION

ITEM 5.  Other Information

ITEM 6.  Exhibits and Reports on Form 8-K

BODYGUARD RECORDS.COM
(A Development Stage Company)
BALANCE SHEET (UNAUDITED)
DECEMBER 31, 2001
=======================================================================================



ASSETS

       CURRENT ASSETS:
            Cash                                                              $ 15,085
            Inventory                                                           21,836
            Prepaid expenses                                                     3,205
                                                                           ------------
                 Total Current Assets                                           40,126
                                                                           ------------
       FIXED ASSETS, Net of Accumulated Depreciation of $240                     4,552
                                                                           ------------
       OTHER ASSETS:
            Security deposit                                                       100
                                                                           ------------
                                                                              $ 44,778
                                                                           ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

       CURRENT LIABILITIES:
            Current portion of note payable                                  $ 450,000
            Accounts payable and accrued expenses                              101,150
                                                                           ------------
                 Total Current Liabilities                                     551,150
                                                                           ------------
       Notes payable, net of current portion                                         -

       COMMITMENTS AND CONTINGENCIES

       STOCKHOLDERS' DEFICIENCY:
            Preferred stock, $0.01 par value, 2,000,000
             shares authorized, none issued and outstanding                          -
            Common stock, $0.001 par value, 20,000,000
             shares authorized, 900,000 issued and outstanding                     900
            Additional paid-in capital                                         505,700
            Accumulated deficit                                             (1,012,972)
                                                                           ------------
                 Total Stockholders' Deficiency                               (506,372)
                                                                           ------------

                                                                              $ 44,778
                                                                           ============



BODYGUARD RECORDS.COM
(A Development Stage Company)
STATEMENT OF OPERATIONS (UNAUDITED)
=========================================================================================

                                                                      For the Three
                                                                       Months Ended
                                                                    December 31, 2001
                                                                    ---------------------
GROSS SALES                                                              $ 9,288
LESS: SALES RETURNS AND ALLOWANCES                                        43,120
                                                                   --------------

NET SALES                                                                (33,832)

COST OF SALES                                                                338
                                                                   --------------
GROSS MARGIN                                                             (34,170)
                                                                   --------------

OPERATING EXPENSES:
       Officer's compensation                                             37,500
       Equipment lease expense                                               419
       Rent                                                                1,900
       Utilities                                                             257
       Insurance                                                             755
       Artist expenses                                                    18,155
       Promotion expenses                                                 23,998
       Office expense                                                      2,348
       Advertising                                                           175
       Studio supplies                                                     2,135
       Professional fees                                                   5,600
       Travel                                                                232
       Telephone                                                           2,054
       Depreciation expense                                                  240
       Entertainment                                                         526
       Website design                                                        200
       Bank charges                                                           12
                                                                   --------------
                 Total Operating Expenses                                 96,507
                                                                   --------------
OPERATING LOSS                                                          (130,677)

OTHER EXPENSE:
     Interest expense                                                      7,500
                                                                   --------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES                              (138,177)

PROVISION FOR INCOME TAXES                                                   245
                                                                   --------------

NET LOSS                                                              $ (138,422)
                                                                   ==============
NET LOSS PER COMMON SHARE                                                $ (0.15)
                                                                   ==============
WEIGHTED AVERAGE NUMBER
  COMMON SHARES OUTSTANDING                                              900,000
                                                                   ==============




BODYGUARD RECORDS.COM
(A Development Stage Company)
STATEMENT OF OPERATIONS (UNAUDITED)
======================================================================================

                                                     Nine Months Ended December 31,
                                                         2001              2000
                                                     ---------------------------------
GROSS SALES                                           $ 192,556           $ 4,212

LESS: SALES RETURNS AND ALLOWANCES                      (43,120)                 -
                                                     -----------------------------
NET SALES                                               149,436             4,212

COST OF SALES                                            35,836                  -
                                                     -----------------------------
GROSS MARGIN                                            113,600             4,212
                                                     -----------------------------
OPERATING EXPENSES:
      Officer's compensation                             75,000           112,500
      Equipment lease expense                               792            42,836
      Rent                                               12,650            18,000
      Utilities                                             509                 -
      Discounts                                           2,015                 -
      Insurance                                           3,000             2,313
      Artist expenses                                    89,495            12,617
      Promotion expenses                                138,065                 -
      Office expense                                     33,231               141
      Advertising                                        40,937             4,225
      Production/mixing                                       -             8,003
      Studio supplies                                     2,385             6,682
      Public relations                                   12,000                 -
      Professional fees                                  43,019             6,240
      Travel                                              9,193             6,993
      Telephone                                           8,234             2,773
      Trademarks and patents                                375                 -
      Business set-up                                    16,692             2,627
      Repairs and maintenance                             1,068                 -
      Depreciation expense                                  240                 -
      Entertainment                                       2,600                 -
      Website design                                      2,408                 -
      Miscellaneous expenses                                 45               622
      Bank charges                                        2,072                47
                                                     -----------------------------
                Total Operating Expenses                496,026           226,269
                                                     -----------------------------
OPERATING LOSS                                         (382,426)         (222,057)
                                                     -----------------------------
OTHER EXPENSE:
     Interest expense                                    21,657             4,800
     Foreign currency loss adjustment                       178                 -
                                                     -----------------------------
                Total Operating Expenses                 21,835             4,800
                                                     -----------------------------
NET LOSS BEFORE PROVISION FOR INCOME TAXES             (404,261)         (226,857)

PROVISION FOR INCOME TAXES                                  245               350
                                                     -----------------------------
NET LOSS                                             $ (404,506)       $ (227,207)
                                                     =============================
NET LOSS PER COMMON SHARE                               $ (0.42)          $ (0.28)
                                                     =============================
WEIGHTED AVERAGE NUMBER
  COMMON SHARES OUTSTANDING                             900,000           821,667
                                                     =============================



BODYGUARD RECORDS.COM
STATEMENT OF CASH FLOWS (UNAUDITED)
===============================================================================================================

                                                                                   Nine Months Ended
                                                                            December 31,
                                                                                2001               2000
                                                                         --------------------------------------
CASH FLOWS PROVIDED BY (USED FOR):
  OPERATING ACTIVITIES:
    Net loss                                                                     $ (404,506)        $ (227,207)
     Adjustments to reconcile net loss to net cash
      used for operating activities:
        Depreciation expense                                                            240                  -
        Officer's compensation, contributed to Company                              112,500             90,500
        Equipment lease expense, contributed to Company                                   -                  -
        Foreign currency loss adjustment                                                178                  -
    Changes in certain assets and liabilities:
       (Increase) decrease in:
         Accounts receivable, net                                                         -                  -
         Inventories                                                                (21,836)                 -
         Security deposits                                                             (100)                 -
         Prepaid expenses                                                             1,247                  -
       Increase (decrease) in:
         Accounts payable and accrued expenses                                       60,163              5,550
                                                                         --------------------------------------
              Net Cash Used for Operating Activities                               (252,114)          (131,157)
                                                                         --------------------------------------
  INVESTING ACTIVITIES:
     Purchase of fixed assets                                                        (4,792)                  -
     Proceeds from the issuance of common stock                                           -             47,000
                                                                         --------------------------------------
              Net Cash (Used for) Provided by
                Investing Activities                                                 (4,792)            47,000
                                                                         --------------------------------------
  FINANCING ACTIVITIES:
    Proceeds received on notes payable                                              265,000             80,000
                                                                         --------------------------------------
NET INCREASE IN CASH                                                                  8,094             (4,157)

CASH:
   Beginning of period                                                                6,991              6,318
                                                                         --------------------------------------
    End of period                                                                  $ 15,085            $ 2,161
                                                                         ======================================

BODYGUARD RECORDS.COM, INC.
NOTES TO FINANCIAL STATEMENTS - UNAUDITED
SEPTEMBER 30, 2001
================================================================================

--------------------------------------------------------------------------------
NOTE 1  -  BASIS OF PRESENTATION:
--------------------------------------------------------------------------------
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and item 310(b) of Regulation SB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Form SB-2 (for the fiscal year ended March 31, 2001) as ordered effective with the Securities and Exchange Commission on February 11, 2002.


--------------------------------------------------------------------------------
NOTE 2  -  GOING CONCERN:
--------------------------------------------------------------------------------
As shown in the accompanying financial statements, the Company has a history of significant operating losses and as of December 31, 2001, current liabilities exceed current assets by $481,024 and total liabilities exceed total assets by $476,372.

These factors, as well as the uncertain conditions the Company faces regarding the delinquency of accounts payable and loans payable, raise substantial doubt about the Company's ability to continue as a going concern. Management is relying upon the proceeds of the public offering as discussed in Note 5, in order to remain in business.

--------------------------------------------------------------------------------
NOTE 3  -  NOTES PAYABLE:
--------------------------------------------------------------------------------

On various dates between October 1, 2001 and December 31, 2001, the Company borrowed $15,000 and $20,000 from an accredited investor. The loans bear interest at 13% and 15% per annum with principal and interest due four and six months after the date of the notes.

--------------------------------------------------------------------------------
NOTE 4  -  OFFICER'S COMPENSATION:
--------------------------------------------------------------------------------

The two officers of the Company entered into employment contracts stating each was to receive $75,000 per annum. The officers elected to forego payment of their salaries until the effective date of the registration statement, February 11, 2002. The amounts have been recorded as compensation expense with a corresponding credit to paid-in capital as donated capital, in accordance with Topic 1B of the Staff Accounting Bulletin.

--------------------------------------------------------------------------------
NOTE 5  -  SUBSEQUENT EVENTS:
--------------------------------------------------------------------------------
As indicated in Note 1, the Company's Registration Statement became effective on February 11, 2002. Pursuant to the Registration Statement, the Company is conducting an initial public offering wherein it is seeking to sell a minimum of 100 and a maximum of 400,000 shares of its common stock to the public at $2.50 per share (the "Offering"). Gross proceeds from the Offering will be a minimum of $250,000 and a maximum of $1,000,000.

In addition, in January 2002, the Company borrowed $20,000 from an accredited investor. The loan bears interest at 15% per annum. Principal and interest are due six months after the date of the note.

In addition, as disclosed in the Registration Statement under the caption "Certain Relationships and Related Transactions", and on November 14, 2001 and January 3, 2002, the Company borrowed an aggregate of $40,000 from one of the note holders who had previously loaned funds to the Company. Both loans were for a term of six months at 15% per annum. In addition, this note holder verbally agreed to wait for payment until the respective six month due dates of these two notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 contains "safe harbor" provisions regarding forward-looking statements. Except for historical information contained herein, the matters discussed in the Plan of Operations section below contain potential risks and uncertainties, including, without limitation, risks related to the Company's ability to continue in business without the proceeds from the Offering. There can be no assurance that the Company will be able to successfully complete the Offering.

The following discussion should be read in conjunction with the Company's financial statements and notes to those statements and other financial information appearing in this report and in the Registration Statement.

                               Plan of Operations

From inception on November 12, 1999, through July 2001, the Company was a development stage entertainment company without an operating history. The Company received its first income from operations in July 2001, but has yet to earn a profit. For the period from inception through December 31, 2001, the
Company:

         Implemented a modest private offering of its common stock and borrowed money to fund the Offering and its pre-operating activities;

     o    Signed artist recording agreements with six artists including Quiet
          Riot;

     o    released one artist from its artist recording agreement;

     o Received license rights for fits additional artists including the Bay City Rollers;

     o Developed and launched its website www.bodyguardrecords.com on January 17, 2000, which includes photos and biographical information from all nine of its artists:

     o Entered into and subsequently terminated an Internet distribution agreement with Cyberretail.com, LLC, a non-affiliated company, as its exclusive distributor for the fulfillment of orders for recorded music products and artist merchandise sold via the Internet or on an 800 number;

     o Entered into a written three-year National Distribution and Warehousing Agreement with Navarre Corporation, a non-affiliated retail and digital distributor of music and music products;

     o Developed, produced and manufactured CD's for eight of its then ten artists, engaged in recording a CD for an additional artist, and pressed CDS for another artist on November 15, 2001;

     o Arranged for three showcases in Hoboken, New Jersey where its artists have performed live;

     o Arranged a showcase for its artists to perform on March 17, 2001 at the famous "Stone Pony" in Asbury Park, NJ. In addition we arranged for three of its artists to showcase at the Cutting Room in New York City on December 6, 2001;

     o Entered into a preliminary distribution agreement with Mac Milli Entertainment, Inc., a non-affiliated company for the on-line promotion of its artists on the Mac Milli website and the non-exclusive fulfillment of digital downloaded music orders;

     o Conducted a professional lip-sync video session shoot of Naked Underneath, Summer Snowmen, and Dennis DeCambre; and prepared a music video for several artists, segments of which were displayed on its website on November 15, 2001; and

     o Monitored Quiet Riot's performance in Grand Slam Metal Jam, a scheduled 40 show United States arena concert tits along with the heavy-metal bands Poison, Warrant and Enuff Znuff, that commenced on May 26, 2001. Due to an injury to a member of Poison, the concert terminated in late July 2001;

     o Generated limited credit card and money order revenue from Live at the Budokan 1977, The Bay City Rollers CD which we made available on its web site since April 16, 2001; and

     o Released Live at the Budokan 1977 to retail stores through Navarre Corporation on September 11, 2001.

For the four to 12 months following the sale of at least the minimum number of shares in the Offering, the Company's principal objectives will be to:

     o    Secure national exposure for its recording artists; and

     o Initiate and implement the sale of CD's and related merchandise with a view towards developing cash flow.

     o Secure a strategic marketing alliance with a nationally recognized company.

In order to achieve these objectives, the Company's management believes that the specific steps needed to make the Company operational and successful will be to commence the marketing of its web site and artists.

The Company's management intends to initiate this process during the first weeks following the closing of at least 200,000 shares of the Offering, and to continue for at least four months. The Company intends to use approximately $25,000 of the $450,000 net proceeds from the Offering per month to:

     o Place print ads in key music publications including Billboard, Teen and CMJ New Music Report;

     o Attempt to secure reviews and articles in music publications including Billboard, Rolling Stone and CMJ New Music Report and in general circulation magazines such as Teen and Seventeen;

     o Attempt to secure radio airplay on CMJ Reporting college radio stations as well as commercial radio stations throughout the United States. We intend to supply program directors with a copy of the CD of each of its artists as well as a press kit containing biographies of the band members, an 8x10 glossy black and white print, a fact sheet and copies of any articles that have been published;

     o Promote the Company's web site through the inclusion of all of its artist's names in the principal search engines, cross links with MacMilli Entertainment, Sennheiser Microphones, Ling Lang.com and other corporate alliances;

     o Attempt to utilize Grand Slam Metal Jam, the arena concert tits in which Quiet Riot participated, to generate purchases of "Guilty Pleasures", Quiet Riot's first Bodyguard Records CD; and

     o Attempt to utilize its web site to generate purchases of "Live at the Budokan, 1977", the Bay City Rollers first Bodyguard Records CD.

                                     PART II

                                OTHER INFORMATION

ITEM 5.  Other Information

USE OF PROCEEDS FROM REGISTERED SECURITIES

The Company's Form SB-2 Registration Statement, No. 333-40444, became effective on February 11, 2002 (the "Registration Statement"). Pursuant to the Registration Statement, the Company intends to commence an initial public offering wherein it will seek to sell a minimum of 100,000 and a maximum of 400,000 shares of its common stock to the public at $2.50 per share (the "Offering"). Gross proceeds from the Offering will be a minimum of $250,000 and a maximum of $1,000,000. In the opinion of management, the Company is dependent upon the proceeds of the Offering in order to remain in business.

As of the date of this Report, and principally attributable to delays in printing the Company's definitive prospectus, the Company has not yet commenced the Offering and no shares offered thereunder have been sold. In addition, and since the Effective Date, the Company has not incurred any expenses in connection with the Offering or made any direct or indirect payments in connection with the Offering.


ITEM 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

              NUMBER            DESCRIPTION
              ------            -----------

                (10)tt         Loan Agreement with James T. Patten
                               dated October 16, 2001

         (b)      Reports on Form 8-K

         Neither before, during or after the three months covered by this Report, through the date hereof, no report of Form 8-K was filed by the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 20, 2002

Bodyguard Records.com, Inc.


By:    /S/ JOHN ROLLO
     ---------------------------
        John Rollo, President

By:    /S/ KENNETH POLLENDINE
     -------------------------
         Kenneth Pollendine,
        Chief Financial Officer