Form 10KSB
period 2002-03-31
BODYGUARD RECORDS COM INC
filed 2002-08-20
CIK 1116524

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2002


                          Commission File No. 33-40444


                           Bodyguard Records.com, Inc.
                           --------------------------
             ( Exact name of registrant as specified in its charter)


Delaware                                                    13-4087440
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)

                       56 Colfax Avenue, Clifton, NJ 07015
               (Address of Principal Executive Offices) (Zip Code)

                                 (973) 574-1315
                 (Issuer's Telephone Number Including Area Code)

              Securities registered under Section 12(b) of the Act:
                                      None

                           Securities registered under

                           Section 12(g) of the Act:

                                      None

                                (Title of Class)

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registration was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES | X | NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

State issuer's revenues for its most recent fiscal year. $0

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of July 1, 2002 was approximately $70,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 Par Value, 900,000 shares


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

ITEM 1. BUSINESS

(a) Business Development

    1.      Historical Development

The Registrant was incorporated under the laws of the State of Delaware on November 12, 1999. The Registrant's principal executive offices are located at 56 Colfax Avenue, Clifton, NJ 07015. The Registrant's telephone number at that address is (973) 574-1315; and its corporate website is located at www.bodyguardrecords.com.

From inception on November 12, 1999, through July 2001, the Registrant was a development stage entertainment company without an operating history. The Registrant received its first income from operations in July 2001, but has yet to earn a profit. The Registrant's objective is to utilize its artist recording agreement with Quiet Riot, its license rights to the Bay City Rollers and its national distribution agreement with Navarre Corporation to sell CD's in stores, to establish its name, and to promote and market its group of five new artists. The Registrant also intends to use the Internet and other emerging technologies such as Mp3 to accomplish its goals.

The Registrant is presently engaged in conducting its initial public offering pursuant to Form SB-2 Registration Statement No. 33-40444, which became effective on February 11, 2002. The Registrant is offering a minimum of 100,000 and a maximum of 400,000 shares of its common stock to the public at $2.50 per share.

     (b)  Business of the Registrant

Risk Factors - The Registrant's business is subject to numerous risk factors, including the following:

It is Difficult to Evaluate the Registrant's Business and Prospects Because it Does Not Have Any Operating History

The Registrant was formed in November 1999, signed its first recording artist in December 1999, launched its website on January 17, 2000 and did not generate any revenue from operations until April 2001. The Registrant's short existence, coupled with the limited number of recording artists it has signed, the relative obscurity of all but two of them and its lack of working capital, makes it difficult to evaluate the Registrant's current business and prospects or to accurately predict its future revenue or results of operations. The Registrant's revenue and income potential continue to be unproven, and its business model is evolving. Because both the Internet and musical taste are constantly changing, especially among young people, the Registrant may need to modify its business model to adapt to these changes.

The Registrant is undercapitalized and may be unable to continue its business unless it completes its initial public offering.

If the Registrant is to survive, it will need to close on the sale of a minimum of 100,000 shares of its common stock at $2.50 per share pursuant to its February 11, 2002 initial public offering on Form SB-2 and thereafter start generating revenue. The Registrant has until August 11, 2002 in order to close on the minimum number of offered shares. Even if the Registrant closes on the minimum number of offered shares, it must commence to generate revenue from the retail and online sales of music CD's and related merchandise and online sales of digitally distributed music in order to continue in business.

The Registrant's Business Model Is New and Unproven, and it May Not Be Able to Generate Sufficient Revenue to Operate its Business Successfully

In the event the Registrant can only sell the minimum number of offered shares, it may only be able to sustain operations for a period of four months. The continued conduct of operations beyond four months will require the Registrant to raise additional capital. Since any such additional financing will probably be private and involve restricted shares as opposed to the free trading shares, there can be little assurance that the Registrant will be successful is raising any additional capital. In addition, if the Registrant raises additional funds through the issuance of equity securities, its stockholders may experience dilution of their ownership interest, and the newly-issued securities may have rights superior to those of the shares in its initial public offering. If the Registrant raises additional funds by issuing debt, it may be subject to
limitations  on  its  operations,   including  limitations  on  the  payment  of
dividends.

The Registrant May Never Earn a Profit

As a company that has only recently commenced operations with an unproven business model, the Registrant may continue to be unprofitable, even with the proceeds from its initial public offering. For the period from inception (November 12, 1999) to March 31, 2002, the Registrant had net losses of $_____. The Registrant did not have any revenue from operations until the second calendar quarter of 2001. As of March 31, 2002, the Registrant had total assets of $____ and a shareholders' deficiency of $(408,426). The Registrant continues to experience losses and it depends upon the implementation of its business plan and the proceeds from at least the sale of the minimum number of shares in its initial public offering to continue its business.

The Registrant expects its losses and negative cash flow to continue for the foreseeable future. The Registrant anticipates that its losses will increase significantly from current levels because plan to significantly increase its expenditures for sales and marketing, the development and signing of new artists as well as the enhancement of its web site. With increased expenses, we will need to generate significant revenue to achieve profitability. Consequently, it is possible that the Registrant may never achieve profitability, and even if it does achieve profitability, the Registrant may not sustain or increase profitability on a quarterly or annual basis in the future. The inability to become profitable may result in its being required to file for protection under the federal bankruptcy laws.

Five of its Seven Artists Are Unknown to the Record Buying Public and the Registrant May Have Difficulty in Selling Their Records and Cd's

Quiet Riot and the Bay City Rollers are its only artists with any name recognition or significant fan base. The Registrant will be heavily dependent upon the success of their new CD's to generate interest and awareness of its label and its seven other artists. Although the registrant believes that the CD's of these two artists will sell over time, there can be no assurance that its reliance on Quiet Riot and the Bay City Rollers will not prove to be misplaced.

If  the Registrant Don't Sell its Music, it Will Fail

The Registrant's financial performance is entirely dependent upon market acceptance of its CD's and related music merchandise, which will require substantial marketing efforts and the expenditure of significant funds. There can be no assurance that its marketing program, when finally developed and employed, will ever be successful.

In order to initiate sales, the Registrant will offer music and related merchandise that appeals to a large number of retail and online consumers, particularly young people, ages 15-25. The Registrant will also try to create online communities that are conducive to electronic commerce, build or license a sufficiently robust and scalable electronic commerce platform and develop an order fulfillment capability. Since its target market includes Internet users under the age of 18, who have limited access to credit cards, its ability to capture retail and online product revenue from this group may be limited. If the Registrant is not successful in meeting these challenges, its growth will be limited and its business will be severely and adversely affected.

The Lack of  Advertising  Revenue on its  Website  Could  Slow the  Registrant's
Growth

There has been a recent and dramatic decline in the demand for online advertising which traditionally has been an important source of revenue. Despite this fact, and once the Registrant start selling music online, the Registrant intend to initiate the sale of advertising space on its web site. However, and due to recent events, the Registrant may not be able to attract advertisers. This would deprive the Registrant of a source of revenue with a higher profit margin than the sale of its music and other merchandise.

The Loss of the Registrant's Single Source for the Pressing and Retail Distribution of its Cd's Could Hurt its Business

Pursuant to its January 18, 2001, three year agreement with Navarre Corporation, 100% of the manufacturing, distribution and fulfillment of the Registrant's CD's destined for retail sale in North America will be exclusively handled by Navarre. Since the Registrant expect that approximately 95% of its first year's CD sales will be at retail, as opposed to digitally downloaded, the Registrant is effectively dependent upon a single source of supply for at least three years. The Registrant's business would be significantly disrupted if Navarre were to terminate or breach its agreement with the Registrant's or if it suffered adverse developments that affect its ability to perform under its agreement.

If the Registrant Does Not Keep its Existing Artists and Add New Ones, the Registrant Will Fail

The Registrant believe that its future success depends on its ability to maintain its existing artist agreements and to secure additional agreements with artists. The Registrant's business would be adversely affected by any of the following:

o    the failure of its two established acts to meet anticipated sales criteria;

o    the inability of at least one of its new artists to achieve popularity;

o    increased  competition to maintain its existing  artists  relationships;

o    inability  to recruit new artists;

o non-renewals of its current artist agreements; and o poor performance or negative publicity about its artists.

If the Registrant are not able to provide valuable services or incentives to artists, or if the Registrant otherwise fail to maintain good relations with its artists, they may lose interest in renewing their artist agreements with the Registrant or look to get out from their agreements with the Registrant. All of the Registrant's current artist contracts have a term of one record album with a minimum of ten songs and except for Quiet Riot and the Bay City Rollers, have granted the Registrant options for between two and four additional record albums. If the Registrant fail to meet these obligations, the Registrant may not be able to sign its artists to another agreement; and the Registrant may be unable to recoup its costs to develop, operate and promote its web site and artist roster.

In the past, the Registrant has not offered its artists options to purchase its common stock; and no options have been granted or issued as of the date of this report. However, and if the Registrant become a publicly owned company as a result of its initial public offering, of which there can be no assurance, the Registrant may find it necessary to make such offers in the future. In the event the Registrant become publicly owned but the market price of its stock languishes at low levels or under performs, the Registrant may not be able to offer artists options or other equity incentives on attractive enough terms. If the Registrant cannot provide adequate incentives, its efforts to sign new artists may be impaired. If the Registrant cannot maintain its current relationships with artists or sign agreements with new artists, its user base would likely diminish and its ability to generate revenues from electronic commerce and advertising would be seriously harmed.

Risks Related to the Registrant's Industry

The Registrant May Need to Change the Manner in Which the Registrant Conduct its Business If Government Regulation Increases

There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. Laws and regulations may be adopted in the future, however, that address issues such as user privacy, pricing, taxation, content, copyrights, security, distribution, and the quality of products and services. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and online services providers in a manner similar to long distance telephone carriers and to impose access fees on these companies. Any imposition of access fees could increase the cost of transmitting data over the Internet. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on us. The United States Congress has enacted Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel and personal privacy are applicable to the Web. Any new, or modifications to existing, laws or regulations relating to the Web could adversely affect its business.

Prohibition and restriction of Internet content and commerce could reduce or slow Internet use, decrease the acceptance of the Internet as a communications and commercial medium and expose the Registrant to liability. Any of these outcomes could have a material adverse effect on its business, results of operations and financial condition. The growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet.

Special Information Regarding Forward Looking Statements

Some of the statements in this prospectus are "forward-looking statements". These forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause its actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the factors set forth above under "Risk Factors." The words "believe," "expect," "anticipate," "intend" and "plan" and similar expressions identify forward-looking statements. The Registrant caution you not to place undue reliance on these forward-looking statements. The Registrant undertake no obligation to update or revise any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements in this document to reflect future events or developments.

Business of the Registrant - Overview

The Registrant's objective is to become an innovative record company. Initially, however, the Registrant intends to act more like a traditional record company in that the Registrant will seek to utilize its artist recording agreement with Quiet Riot, its license rights to the Bay City Rollers and its national distribution agreement with Navarre Corporation as a springboard to sell CD's in retail stores. Once the Registrant start to generate cash flow, the Registrant intends to try to establish its name, and to use the Internet and other emerging technologies such as Mp3 to successfully promote and market its group of five new artists. Later, the Registrant intend to allow visitors to its web site to have access to a variety of styles of music, a database of a number of artists, with links to the artist's homepage and biographical information. The Registrant intends to offer visitors to its web site the opportunity to order CD's via its mail order department, or via digital download directly to their computer from Navarre Corporation, Magic, Inc. and Mac Milli Entertainment, third party online distribution companies, at a reasonable cost.

In addition, the Registrant intends to occasionally utilize technology that provides a live video link to recording sessions at its studio in Clifton, New Jersey so fans can "sit in" on an actual recording session. The Registrant intends to post a schedule of these sessions on its web site. When operational, the Registrant's video link will incorporate several different camera angles, so that its viewers can decide who or what he/she would like to observe, i.e. the singer, guitarist, drummer or even the producer at the control board.

The Registrant intends to utilize traditional and non-traditional marketing and distribution channels, such as online services, interactive media and syndicated radio and cable television, in order to cost effectively promote its web site and exploit the music entertainment rights which the Registrant may develop or acquire. The Registrant's business plan was developed by its two principal executive officers and founders John Rollo and Eugene Foley. From inception through April 10, 2001, the Registrant did not have any revenue from operations. There can be no assurance that any or all of its business plan will be successfully implemented or that the Registrant will continue to generate sufficient revenues from operations to meet the requirements of its business.

Industry and Opportunity

In dollar terms, and according to Billboard Magazine, an industry trade publication, music sales increased 6.3% in 1999, to $14.6 billion, up from $13.7 billion in 1998. However, and as indicated in the March 4, 2000 edition of
Billboard:

"In dollar terms, though, music sales increased 6.3% in 1999 to $14.6 billion from 12.2 billion last year. But this is not an entirely accurate account of the market because the computations are based on suggested list prices, and most product is sold at lower prices. In 1998 music sales rose 12.1% to $12.2 billion. With sales up 6.3% and units up only 3.2%, the indication is that higher prices contributed at least three percentage points to the dollar increase last year. Most music manufacturers did in fact raise list and wholesale prices last year".

According to the Recording Industry Association of America, a trade group whose members manufacture most of the music recordings produced in the United States, sales of CD singles have increased from $6 million in annual sales in 1990, to $213 million in 1998 and from 1 million CD single units ships to 56 million units over the same period. Recording Industry Association of America's research indicates an 11.6% increase in units shipped to direct and special markets which include mail order operations, record clubs and non-traditional retailers and a 7.4% increase in dollar value from these music sales between 1997 and 1998. Recording Industry Association of America estimates that sales by mail order, record club and other non-traditional outlets account for 24.4% of the total domestic market.

One of the latest technological innovations in the music industry has centered on digital distribution, the downloading of compressed music files over the Internet to a PC. Online music sales attributable to digital distribution remains small at this time, but the Registrant believe it will be an increasing portion of the total pre-recorded online music sales market in the near future. Forrester Research, Inc. predicts that revenues from digital music downloads will reach $1.1 billion in 2003, equaling approximately seven percent of total music sales. However, Jupiter Communications estimates that revenues from digital music downloads will reach only $30 million by 2002.

The CD continues to be the driver of growth. Unit sales of CD albums rose 10.8% last year, to 939 million units.

The vast majority of the music listening audience is comprised primarily of two age groups: 15-24 and 25-49. For most individuals in these groups, popular music has been, and remains, a major force in their lives. Although teenagers and young adults purchase the majority of prerecorded music, the Recording Industry Association of America estimates that their numbers have declined in recent years and that the over-35 market has been increasing. This increase has been attributed to the continuing trend by record labels to release product with broad-based appeal that is able to attract occasional buyers. the Registrant intend to capitalize on this trend in music by developing artists that will appeal to the occasional buyers in selected markets.

There are currently five major labels which are generally recognized to dominate the recording industry along with their subsidiary labels: Time/Warner; Sony; BMG; Thorn-EMI; and Universal. Although independent labels individually represent a small percentage of the market for prerecorded music, in 1999 sales of albums, both new and catalog, by independent labels as a group constituted the largest percentage market share in the prerecorded music market. the Registrant believe that new artists and new trends in music are more likely to come from an independent label as they can more easily react and adapt to shifting consumer tastes.

Artist Development and Agreements

The Registrant's primary focus will be the development of new artist releases and related artist development, encompassing modern rock, alternative and power-pop. Its strategy is to develop and acquire a core group of independent labels to which the Registrant will provide support services in order to maximize the opportunities for discovering and minimize the risk associated with developing future successful recording artists. The Registrant currently has one label, Bodyguard Records and have developed a roster of seven artists, two who are established and five who are new. The Registrant's established artists are Quiet Riot, a 1970's Hard Rock group, with whom the Registrant entered into an Artist Recording Agreement on January 8, 2001; and the Bay City Rollers, a Pop group, which the Registrant received the license rights to market and sell one CD and the option for a second, on February 21, 2001. The Registrant's five new artists are Summer Snowmen and Dennis DeCambre with whom the Registrant signed written artist recording agreements on December 15, 1999, January 6, 2000 and February 1, 2000, respectively; and Eight Days Gone and Love Saves The Day, featuring Dean Davidson with whom the Registrant signed written artist recording agreements on September 26, 2000, and December 12, 2000, respectively. On February 21, 2001, the Registrant acquired license rights to market and sell one CD and options for two to four additional CD's for Matt Cheplic, Daphne Hero, and Jake Thomas.

On February 21, 2001, the Registrant entered into two written license agreements with Atlantic International Capital Holdings, an affiliated Bermuda corporation. The first agreement, which is for a term of 20 years, grants to the Registrant the exclusive worldwide right and license to manufacture, market, promote, distribute and sell the first compact discs, cassette tapes, records, and any other audio or sound-carrying reproductions recorded by Matt Cheplic, Daphne Hero and Jake Thomas. In consideration for these license rights, the Registrant agreed to pay to Atlantic International Capital Holdings a royalty of ten (10%) percent of its gross income for each CD the Registrant sell in any medium. The second agreement, which is for a term of 12 years, grants to the Registrant the exclusive worldwide right and license to manufacture, market, promote, distribute and sell the Live at the Budokan, 1977 compact discs, cassette tapes, records, and any other audio or sound-carrying reproductions recorded by The Bay City Rollers. In consideration for these license rights, the Registrant agreed to pay to Atlantic International Capital Holdings a royalty of ten (10%) percent of its gross income for each CD the Registrant sells in any medium for the life of the agreements.

In February 2002, the Registrant released Love Saves The Day from its Artist Recording Agreement with the Registrant, and the group subsequently broke up. On March 14, 2002, and in consideration of $5,000 and an additional $5,000 payable out of any major record company advance, the Registrant assigned its artists recording agreement with Eight Days Gone to a non-affiliated record company. The Registrant also agreed with Jake Thomas to defer the finalization of the recording of his CD until after the Registrant completes the sale of the minimum number of shares in its initial public offering.

On June 18, 2002, the Registrant entered into a licensing agreement with Acrobat, Music & Media Limited, a non-affiliated London based entertainment company, for the distribution in Europe (including Scandinavia), Australia, New Zealand, South Africa, and the Far East (except for Japan) of the Bay City Rollers Live At The Budakon, 1977 CD. In consideration for the license rights, the Registrant will receive 15% of all gross income generated by Acrobat in the designated territories. As of the date of this Report, the Registrant:


o Completed the recording, mastering, and manufacturing of 3,000 copies of "Superstar," the first CD from Love Saves the Day (featuring Dean Davidson) in its New York City studios;

o    Has  completed  the  recording  of "A.M.  World",  the first CD for  Summer
     Snowmen;

o Have completed the recording of "Drinking At The Bar", the first CD for Dennis DeCambre;

o Have completed the recording of "Guilty Pleasures", its first CD for Quiet Riot, in the Canoga Park, California studios of Rumbo Records. Guilty Pleasures, which contains 11 new songs, is the first Quiet Riot album since 1999. "Guilty Pleasures" commenced manufacturing on April 6, 2001, and was released to retail stores on May 29, 2001, pursuant to its January 3, 2001, National Distribution and Warehouse Agreement with Navarre Corporation; o Manufactured 1,000 copies of "Self Composure", the first CD for Naked Underneath on September 1, 2000 and later released this group from its agreement with the Registrant;

o Manufactured 1,000 copies of "A.M. World" the first CD for Summer Snowmen on March 16, 2001;

o Manufactured 1,000 copies of "Daphne Hero" the first CD for Daphne Hero on March 16, 2001;

o Manufactured 1,000 copies of "Don't Let Me Lose My Mind" the first CD for Matt Cheplic on March 16, 2001;

o Entered into a written agreement with Dennis DeCambre for the extension of the September 1, 2000 production date of "Drinking At The Bar", his first CD until April 25, 2001. the Registrant has ordered, and received 1,000 copies of this CD on April 25, 2001;

o Assisted Eight Days Gone with their initial recording session in a Pennsylvania studio in January 2001 of "The Absence of Subtlety", their first CD;

o Scheduled a tentative initial recording session in its New Jersey studio for Jake Thomas. the Registrant intends to begin working with Jake Thomas in March, 2002;

o Conducted a professional lip-sync video session shoot of Naked Underneath, Summer Snowmen, and Dennis DeCambre; and prepared a music video clip, segments of which are expected to be displayed on its website in November, 2001;

o Manufactured 3,000 copies of `Live at the Budokan, 1977,' its first CD for The Bay City Rollers on April 9, 2001. The album began selling via its web site on April 16, 2001, and was released to retail store locations by Navarre Corporation on September 11, 2001;

o The Registrant monitored Quiet Riot's performance in Grand Slam Metal Jam, a scheduled 40 show United States arena concert tour along with the heavy-metal bands Poison, Warrant and Enuff Znuff, that commenced on May 26, 2001. Due to an injury to a member of Poison, the tour terminated in late July 2001;

o On February 21, 2002, the Registrant entered into a one year non-exclusive Internet License Agreement with Magicinc.com, Cybars.com and Magic Music (collectively Magic Music) relating to the distribution of the music of Daphne Hero and Matt Cheplic. Pursuant to the agreement, magic Music will pay the Registrant 50% of the revenue generated from the Internet sale of the licensed music. As of the date of this Report, no revenue has been generated from this agreement.

In September, 2001, the Registrant conducted a direct marketing campaign, mailing 5,000 color postcards promoting Matt Cheplic and 5,000 promoting Daphne Hero. Postcards were sent to consumers in each of the artist's target demographics. the Registrant placed full-color print ads in College Music Journal's "New Music Weekly," promoting Quiet Riot in August, and Matt Cheplic and Daphne Hero in September 2001. The Registrant secured interviews and articles in regional publications for Quiet Riot, Matt Cheplic, and Love Saves the Day. These articles appeared in June, July, August, and September, 2001. Love Saves The Day was interviewed by Philadelphia's Channel 6, an ABC affiliate station, on September 15, 2001. It aired on that station's 6:00 News. the Registrant hired the firm Rubenstein Public Relations (New York, NY) to publicize the Registrant and its artists via print media, radio, and TV, as well as at music industry events.

In November, 2001, the Registrant ordered 1,000 CD's for Eight days Gone, which it received in January 2002. Thereafter in March 2002, the registrant assigned all of its rights to this artist to Parc Records, Inc., a non-affiliated entity.

Each of the registrant's artist agreements is for a term of one record album of a minimum of ten songs. Except for its agreement with Quiet Riot, which does not contain any options and its license rights to the Bay City Rollers which only contains an option for one additional CD, all of its agreements, including the agreements underlying its license rights, grant to the Registrant options for between two and four additional record albums. The Registrant was required to produce one record album for both Naked Underneath and Dennis DeCambre by September 1, 2000, subject, however, to its sale of the minimum number of shares. As indicated above, the Registrant met its obligation to Naked Underneath and received a written extension of its obligation to Dennis DeCambre until April 15, 2001. CDS were then manufactured, and the Registrant received them on April 25, 2001. Other than Quiet Riot and the Bay City Rollers, none of the Registrant's artist agreement subject it to a specific production date. None of its artist agreements require the Registrant to pay any advances to any of its artists. Except for the Registrant's agreements with Quiet Riot, and the Bay City Rollers, all of the Registrant's agreements grant to the Registrant the exclusive right and license to sell artist merchandise such as tee shirts, hats, posters, posters, tour books, keychains, etc., subject to a 50% of net receipts payment to the artists. Both Quiet Riot and the Bay City Rollers have the option of, and are presently conducting their own sales of artists merchandise. Except for the Registrant's agreements with Quiet Riot, and the Bay City Rollers, all of the Registrant's existing artists agreements, including the agreements underlying its license rights, require the Registrant to pay a semi-annual royalty of:

o    $1.50 on the first 100,000 records sold;
o    $2.00 on the next 100,000 records sold;
o    $2.25 on the next 100,000 records sold;
o    $2.50 for each record sold after that; and
o $3.00 for any copies sold directly to consumers at live performances. All royalty payments are to be made net after deduction for:
o    returned or defective copies;
o its recording studio time calculated at $50.00 per hits, except with respect to Summer Snowmen; o manufacturing and design costs; o 50% of the costs of any video or television promotional commercial; and o any promotional appearance costs and expenses.

The Registrant's artist agreement with Quiet Riot is for a term of 18 months subject to a single six month extension on mutual consent. The Registrant does not have any options for additional albums, nor does the Registrant has any artist merchandise rights except upon the request of the artist and the payment of 50% of any net receipts. The agreement requires the Registrant to provide the artist with a mastering budget of $1,000, a graphic art and design budget of $1,500 and a photography budget of $1,000. The agreement also requires the Registrant's to pay royalties to Quiet Riot after the Registrant recoup certain expenses incurred by it in the recording and manufacturing of their CD. Accordingly, and after the Registrant's recoupment of expenses, the following royalties will ultimately become due to Quiet Riot if and when a sufficient number of copies of "Guilty Pleasures" are sold by Navarre Corporation, the Registrant's North American distributor:

o    40% of its gross income for each CD sold at retail outlets;
o    50% of its gross income for each CD sold via mail order;
o    50% of its gross income for each CD sold via Internet digital download;
o    50% of its gross income for each DVD or other audio/visual unit sold;
o    50% of its gross  income for each CD sold via foreign  license  agreements;
     and
o 40% of any cash advance the Registrant receive in a foreign license agreement.

The Registrant's license rights to the Bay City Rollers' Live at the Budokan CD is for a term of 12 years. The Registrant had an option for a single additional album comprised of new music which expired in May 2001. In the event the Registrant produce the new CD, its $125,000 advance is recoupable out of royalties, otherwise it is non-refundable. The Registrant do not have any artist merchandise rights. The Registrant's Live at the Budokan license requires it to pay the following royalties to the Bay City Rollers:

o    35% of its  gross  income  for  each CD sold at  retail  outlets  in  North
     America;
o    35% of its gross income for each CD sold via mail order in North America;
o 35% of its gross income for each CD sold via Internet digital download in North America;
o 35% of its gross income for each DVD or other audio/visual unit sold in North America;
o    15% of its gross  income  for each CD sold in any  manner  outside of North
     America;
o 0% of any cash advance the Registrant receive in a foreign license agreement until the Registrant recoup $125,000; and 50% of any foreign cash advances after that.

All royalty payments in all of its contracts and license rights are to be made net after deduction for:

o    returned or defective copies;
o    recording studio costs generated at its studios;
o    manufacturing and design costs;
o    50% of the costs of any video or television promotional commercial;
o    any promotional appearance costs and expenses; and
o California airfare, production related travel expenses and Rumbo Records recording costs incurred by John Rollo for Quiet Riot's new CD.

Initially the Registrant intends to recruit additional new and emerging artists from the alternative rock/pop genres. The Registrant may also purchase outright or license a finished single or album by an artist in these or other genres. Once another new or emerging artist is selected, the Registrant intend to enter into an agreement with the artist similar to its artists agreements to either produce "demonstration" recordings to permit the Registrant to determine the commercial viability of a new artist or record one or two singles or an album for commercial release with options to record additional albums, at its discretion, at an agreed upon recording budget per recording or album. The Registrant intends that the recording agreement will fix royalties and possibly advances to the artist for each album produced under the agreement. In accordance with industry custom, any advances for albums after the initial release would be likely to be based on a percentage of the artist's net royalties from prior albums, less the recording budget. Should one of the Registrant's new performing artists achieve significant sales for his, her or its most recently-released album, it is likely that the Registrant would renegotiate that artist's agreement, granting a higher royalty rate in return for the artist's agreement to an extension of the recording contact for additional albums.

It is possible that in addition to Quiet Riot and the Bay City Rollers, the Registrant will be able to sign an established artist to a recording contract, although the Registrant is not currently seeking to enter into a recording contract with or acquire rights to any established artists. The Registrant classifies any artist that was at one time signed by a major record company and which has a solid fan base as an established artist. There can be no assurance, however, that any such contract could be consummated. In the event that an established artist enters into a recording contract with the Registrant, its operating expenses would most likely be higher than those currently contemplated. This could result in an exhaustion of its financing earlier than anticipated, unless offset or exceeded by increased sales of the established artist's products.

If the Registrant redevelop Quiet Riot or the Bay City Rollers into a commercially successful recording artist, or develop any other commercially successful recording artist, there can be no assurance that the Registrant will be able to maintain its relationships with such artists even if the Registrant has entered into exclusive recording contracts with them. Furthermore, recording artists occasionally request releases from their exclusive recording agreement. Among the reasons that may cause an artist to engage in so-called "label jumping" are expectations of greater income, advances or promotional support by a competing label. There can be no assurance that Quiet Riot or any given artist developed by the Registrant will not determine to request a release from its, his or her agreement with the Registrant. Because of the highly personal and creative nature of the artist's contractual obligations to the Registrant, it is not feasible to force an unwilling artist to perform the terms of its, his or her contract with the Registrant. If the Registrant does release a "label jumping" artist from its, his or her contract, the Registrant may be able to obtain an "override royalty" as consideration for the release. Override royalties are customarily paid by the released artist's new recording company and are based on a percentage of the suggested retail selling price or wholesale price, depending on the particular label in question, subject to certain deductions. Such royalties are payable with respect to a negotiated number of the artist's albums after release from its, his or her existing contract.

The Registrant will seek to contract with its new artists on an exclusive basis for the marketing of their recordings in return for a percentage royalty on the retail selling price of the recording. The Registrant will generally seek to obtain rights on a worldwide basis. Whenever possible, the Registrant intends to utilize its artists agreements as a typical agreement format providing for the number of albums to be delivered but without advances against royalties being paid upon delivery of each album or upon signing of the contract. Provisions in contracts with established artists vary considerably and may, for example, require the Registrant to release a fixed number of albums and/or contain an option exercisable by the Registrant covering more than one album. The Registrant will seek to obtain rights to exploit product delivered by the artists for the life of the product's copyright. Under the contracts, advances are normally recoupable against royalties payable to the artist. The Registrant will seek to recoup a portion of certain marketing and tour support costs, if any, against artist royalties.

The Registrant's Internet Web Site Initially, the principal focus of the Registrant's web site is to:

o    inform consumers about its artists, their schedule and special events;

o provide interviews, photos and chats with its artists; o offer music samples and video footage of its artists;

o    to  offer   consumers  the  option  of  ordering  CD's  and  other  related merchandise; and

o provide consumers with details of how to enter contests the Registrant periodically intend to conduct.

On November 12, 2000, the Registrant entered into a written preliminary distribution agreement with Mac Milli Entertainment, Inc., a non-affiliated third party online distribution company to provide non-exclusive digital downloaded distribution of its CD's to its customers who are not interested in receiving a hard copy via UPS or similar package delivery service. In light of the April 9, 2001, termination of its agreement with Cyberretail, Navarre
Corporation, Magic, Inc. and Mac Milli Entertainment, Inc. will be its sole sources for digital downloading of its CD's.

Manufacturing and Distribution

The Registrant currently neither has nor intends to develop or acquire record manufacturing or distribution capabilities of its own. Rather, the Registrant intends to enter into distribution or licensing arrangements with third parties. Towards this end, and on January 18, 2001, the Registrant entered into a written National Distribution and Warehousing Agreement with Navarre Corporation, a non-affiliated Minnesota corporation. Pursuant to the agreement, the Registrant appointed Navarre as the exclusive retail distributor of all of its musical recordings the Registrant elect to submit to Navarre and non-exclusive digitally downloaded distributor for a term of three years and automatic and successive annual extensions, subject to a 90 day cancellation prior to the expiration of the initial or renewal term. In consideration, Navarre agreed to pay the Registrant a designated base price for each CD sold during the term of the agreement.

After an initial 90 day waiting period, Navarre's payments of any base prices due to the Registrant will be paid weekly together with a weekly summary report, and after deduction of 25% return reserve. The agreement also grants the Registrant the right to participate in discount programs offered by Navarre to rack jobbers, military bases and others. In early September, 2001, the Registrant received its first payment of $47,208 from Navarre Corporation representing gross sales less related artists' expenses from Quiet Riot's first album with the Registrant.

On January 18, 2001, the Registrant also entered into a written Manufacturing Agreement and separate Financing Agreement with Navarre that supplements its National Distribution and Warehousing Agreement. These agreements are in connection with a manufacturing service that Navarre developed for the labels that it distributes on a national basis. Pursuant to these agreements, the Registrant furnishes a duplication master, film for CD imprinting, all artwork design and all printed materials to Navarre. Navarre then sub-contracts the manufacture of its CD's and affords the Registrant 75 days to pay for its CD's from the date of shipment, either from orders received or if insufficient orders are received, in cash. The Registrant believes that the manufacturing costs, which are specified in the agreement, are equal or better than the Registrant could have negotiated for on its own. On the same date, the Registrant entered into a separate Manufacturing Agreement with Navarre that covers the production of what the industry refers to as "One Sheets", the two sided, four color promotional material that generally accompanies a CD when sold to resellers. Pursuant to this agreement, Navarre agrees to produce its One Sheets on the same terms as its CD's.

On January 17, 2000, the Registrant entered into an Internet Distribution Agreement with Cyberretail.com, LLC, a non-affiliated company, as its exclusive agent for the fulfillment of any and all orders for its recorded music products ordered via the Internet or on an 800 number for a term of two years. The Registrant's agreement, which excluded digitally downloaded music, required the Registrant to pay a commission of a designated percentage of the retail price of any of the Registrant's products sold by Cyberretail. On April 9, 2001, the Registrant terminated this agreement and intends to rely upon Navarre Corporation, Magic, Inc. and Mac Milli Entertainment, Inc. as the three sources for digital downloading of its CD's.

Historically, the strategy of the major labels has been to control distribution channels. Nevertheless, the market shares of independent distributors, rack jobbers or independent contractors that manage music department of department stores such as K-Mart and Wal-Mart, mail order companies, touch-tone 800 number sales, Internet sales, and television sales have all increased. The Registrant believes that this growth, fueled by the development of the Internet and other ongoing changes in the marketplace, will continue. Another trend is the consolidation of retail outlets into large retail chains, however, specialized distributors can be utilized to sell prerecorded music products to large retail chains. Because of its small size, the Registrant may not be able to take advantage of traditional distribution channels, such as specialized distributors. However, the Registrant expects to be able to take advantage of interactive, in-home marketing through the Internet, telephone, satellite relays, or other evolving technologies that the Registrant believes will have a significant effect on distribution in the future. However, there is little agreement as to precisely what this effect will be. The Registrant believes that control and ownership of the creative products will be a key factor in the new market where distribution can be accomplished more quickly and inexpensively.

Typical distribution for an independent label such as the Registrant's is through either a major label-owned branch system or through independent distributors. The major label-owned distribution companies offer national distribution, consistent market visibility, accounts receivable and collection administration. Independent distributors offer similar services, but normally on a much smaller scale.

Copyrights and Intellectual Property

The Registrant's prerecorded music business, like that of other companies involved in prerecorded music, will primarily rest on ownership or control and exploitation of musical works and sound recordings. The Registrant's music entertainment products are expected to be protected under applicable domestic and international copyright laws.

Although circumstances vary from case to case, rights and royalties relating to a particular recording typically operate as follows: When a recording is made, copyright in that recording vests either in the recording artists and/or their production companies and is licensed to the recording company or in the record company itself, depending on the terms of the agreement between them. Similarly, when a musical composition is written, copyright in the composition vests either in the writer and is licensed to a third-party music publishing company, or in a third-party music publishing company or in a publishing company owned and controlled by the artist. A public performance of a record will result in money being paid to the writer and publisher. The rights to reproduce songs on sound carriers i.e., phonograph records, are obtained by record companies or publishers from the writer or the publishing company entitled to license such compositions. The manufacture and sale of a sound carrier results in mechanical royalties being payable by the record company to the publisher of the composition, who then remits a portion of such royalties to the writer or writers of the composition at previously agreed or statutory rate for the use of the composition and by the record company to the recording artists for the manufacture and distribution of the recording. The Registrant intends to operate in an industry in which revenues are adversely affected by the unauthorized reproduction of recordings for commercial sale, commonly referred to as "piracy," and by home taping for personal use.

Potential publishing revenues may be derived from the Registrant's ownership interest in musical compositions, written in whole or in part by its recording artists or by writers who are signed exclusively to the Registrant. The Registrant intends to secure a partial ownership position in the copyright to compositions written by its recording artists or signed writers where such rights are available and have not been previously sold or assigned. Performance rights in any compositions owned by the Registrant will be enforced under agreements the Registrant intends to enter into with performing rights organizations such as the American Society of Composers, Authors, and Publishers, Broadcast Music, Inc. and SESAC, Inc., which licenses the public performance of a composition to commercial users of music such as radio and television broadcasters, restaurants, retailers, etc., and disburse collected fees based upon the frequency and type of public performances they identify. Generally, revenues from publishing are generated in the form of:

o mechanical royalties, paid by the record company to the publisher for the mechanical duplication of a particular copyrighted composition, as distinct from the copying of the artist's performance of that composition;
o performance royalties, collected and paid by performing rights entities such as ASCAP and BMI for the actual public performance of the composition as represented by radio airplay, Musak, or as a theme or jingle broadcast in synchronization with a visual image via television;
o sub-publishing revenues derived from copyright earnings outside of the United States and Canada from its collection agents located outside of the United States and Canada; and
o licensing fees derived from printed sheet music, uses in synchronization with images as in video or film scores, computer games and other software applications, and any other use involving the composition.

Typically, music publishing agreements with songwriters are "exclusive," permitting the Registrant's ownership of the copyrights in all compositions created by the songwriter, in whole or in part, during the term of the agreement usually in exchange for the payment of an advance to the songwriter and, after the recoupment of such advance, the payment of royalties on sales of sound carriers embodying any such compositions. In some cases, the Registrant may seek to acquire a catalog of compositions previously created by a songwriter or group of songwriters as a music publishing asset. The can be no assurance, however, that the Registrant will be successful in entering into agreements with any songwriters or acquiring any catalogs or that any agreements entered into will result in any revenue to the Registrant.

The Registrant intends to engage in licensing activities involving both the acquisition of rights to certain master recordings and the licensing and the granting of rights to third parties in the master recordings and compositions the Registrant may acquire.

On December 29, 2000, the Registrant filed an application for the service mark Bodyguard Records.com, Inc. with the United States Patent and Trademark Office. The Registrant received a Notice of Publication on August 1, 2001, and received notification of the issuance of this service mark on November 13, 2001. Competition

The Registrant compete with providers of prerecorded music and related products both through traditional retail channels and over the Internet. Its current and anticipated competitors include, but are not limited to:

o    Atlantic Recording Group;
o    Universal Music Group;
o    RCA Records;
o    Arista Records;
o    Rounder Records; and
o    Matador Records.

In addition, there are many companies that provide Web sites and online destinations targeted to the digital downloading of music as well as to the record industry in general. All of these companies compete with the Registrant for visitor traffic, advertising dollars and electronic commerce partners. The market for Internet content companies in the record industry is new and rapidly evolving. Competition for visitors, advertisers and electronic commerce partners is intense and is expected to increase significantly in the future because there are no substantial barriers to entry in its market. Increased competition could result in:

o    lower advertising rates;
o    price reductions and lower profit margins;
o    loss of visitors;
o    reduced page views; or
o    loss of market share.

Any one of these could materially and adversely affect the Registrant's business, financial condition and results of operations. In addition, the Registrant's ability to compete successfully depends on many factors. These factors include:

o    the quality of the content provided by the Registrant and its competitors;
o    how easy its respective services are to use;
o    sales and marketing efforts; and
o    the  performance of its  technology.

Many of its competitors and potential new competitors have:

o    longer operating histories;
o    greater name recognition in some markets;
o    larger customer bases; and
o    significantly greater financial,  technical and marketing resources.

These competitors may also be able to:
o    undertake more extensive marketing campaigns for their brands and services;
o    adopt more aggressive advertising pricing policies;
o    use superior  technology  platforms to deliver their products and services;
     and
o make more attractive offers to potential employees, distribution partners, commerce companies, advertisers and third-party content providers.

The Registrant's competitors may develop content that is better than the Registrant's or that achieves greater market acceptance. It is also possible that new competitors may emerge and acquire significant market share. This could have a material and adverse effect on the Registrant's business, financial condition and results of operations.

The Registrant also competes with the major labels and independent labels for advertisers and advertising revenue. If advertisers perceive the Internet or its network to be a limited or an ineffective advertising medium, they may be reluctant to devote a portion of their advertising budget to Internet advertising or to advertising on the Registrant's website.

Environmental Matters

the Registrant is not aware of any environmental liability relating to its facilities or operations that would have a material adverse affect on the Registrant, its business, assets or results of operations.

ITEM 2. DESCRIPTION OF PROPERTY

Rental Premises. Until August 31, 2001, the Registrant maintained its principal executive offices and studio at 138 Fulton Street, New York, New York 10038 where approximately 2,000 square feet of space was subleased from a non-affiliated landlord under a four year written sublease that expired on August 31, 2001 at monthly rentals starting at $1,800 and increasing to $2,024. The Registrant's rent was $2,000 per month. The sublease was assigned to the Registrant by Rollo Entertainment, Corp., a Delaware corporation controlled by and under common control of John Rollo the Registrant's president, chief operating officer and a director. The Registrant's sublease, which was personally guaranteed by its president, John Rollo, required the Registrant to pay all utility costs and does not provide for an option to renew. The Registrant's Fulton Street lease expired on August 31, 2001.

On July 11, 2001, the Registrant entered into a written one year lease agreement with a non-affiliated landlord for the use of approximately 1,500 square feet of space at 56 Colfax Avenue, Clifton, New Jersey 07015. The Registrant's lease commences on August 1, 2001, terminates on July 31, 2002 and grants the Registrant the right to renew each year at increased rental payments. The
Registrant agreed to pay annual rentals of $11,400 ($950 per month) for the first year, $12,000 for the first years' extension, $14,400 for the second year's extension, $15,000 for the third and an increase of $600 per year for each year thereafter. The Registrant's new space is adequate for its needs and the Registrant are using it to approximately 75% of its capacity. In late July 2001, the Registrant moved all of the recording equipment from its New York City recording studio to Clifton, New Jersey.

Inventory. The inventory held by Navarre is valued utilizing the gross selling price. This price as of March 31, 2002, was $220,160.86. For financial statement purposes, and in accordance with Generally Accepted Accounting Principles, the Registrant's records the lower of cost or market as its inventory value including reserves, damages and obsolence. At March 31, 2002, the Registrant's inventory for financial statement purposes is valued at $10,056.

ITEM 3. LEGAL PROCEEDINGS

Since its inception, no material legal proceedings have ever been pending against the Registrant. As of the date of this Report, no legal proceedings have been threatened against or settled by the Registrant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Neither during the fourth quarter of the fiscal year ended March 31, 2002, nor at any time since its inception, did the Registrant conduct an Annual Meeting of its stockholders pursuant to definitive proxy materials under Regulation 14 A under the 34 Act, or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON STOCK EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information. There has never been no trading market for the Registrant's Common Stock. There can be no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

Exchange Act Rule 15g-9 establishes sales practice requirements relating to "penny stocks." For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer: (i) approve a person's account for transactions in penny stocks; and (ii) receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

(b) Holders.

As of March 31,2002, the number of holders of record of shares of the Registrant's Common Stock,$.001 par value per share, the Registrant's only class of equity securities, was believed by management to be as follows:

  Title of Class                             Number of Record Holders
  --------------                             ------------------------
  Common Stock, $.001 par                                9

(c) Dividends.

The Registrant has paid no dividends during the fiscal years ended March 31, 2001 and March 31, 2002. Other than the requirements of the Delaware Corporation Law that dividends be paid out of capital surplus only and that the declaration and payment of a dividend not render the Registrant insolvent, there are no restrictions on the Registrant's present or future ability to pay dividends. The payment by the Registrant of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Registrant's earnings, its capital requirements, and its financial conditions, as well as other relevant factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

         From inception on November 12, 1999, through July 2001, the Registrant were a development stage entertainment company without an operating history. The Registrant received its first income from operations in July 2001, but have yet to earn a profit. For the period from its inception through December 31, 2001, the Registrant:

o Implemented a modest private offering of its common stock and borrowed money to fund this offering and its pre-operating activities;
o    Signed artist recording agreements with six artists including Quiet Riot;
o    released one artist from its artist recording agreement;
o Received license rights for four additional artists including the Bay City Rollers;
o Developed and launched its website www.bodyguardrecords.com on January 17, 2000, which includes photos and biographical information from all nine of its artists:
o Entered into and subsequently terminated an Internet distribution agreement with Cyberretail.com, LLC, a non-affiliated company, as its exclusive distributor for the fulfillment of orders for recorded music products and artist merchandise sold via the Internet or on an 800 number;
o Entered into a written three-year National Distribution and Warehousing Agreement with Navarre Corporation, a non-affiliated retail and digital distributor of music and music products;
o Developed, produced and manufactured CD's for eight of its then ten artists, engaged in recording a CD for an additional artist, and pressed CDS for another artist on November 15, 2001;
o Arranged for three showcases in Hoboken, New Jersey where its artists have performed live; o Arranged a showcase for its artists to perform on March 17, 2001 at the famous "Stone Pony" in Asbury Park, NJ. In addition the Registrant arranged for three of its artists to showcase at the Cutting Room in New York City on December 6, 2001;
o Entered into a preliminary distribution agreement with Mac Milli Entertainment, Inc., a non- affiliated company for the on-line promotion of its artists on the Mac Milli website and the non-exclusive fulfillment of digital downloaded music orders;
o Conducted a professional lip-sync video session shoot of Naked Underneath, Summer Snowmen, and Dennis DeCambre; and prepared a music video for several artists;
o The Registrant monitored Quiet Riot's performance in Grand Slam Metal Jam, a scheduled 40 show United States arena concert tour along with the heavy-metal bands Poison, Warrant and Enuff Znuff, that commenced on May 26, 2001. Due to an injury to a member of Poison, the tour terminated in late July 2001;
o Generated limited credit card and money order revenue from Live at the Budokan 1977, The Bay City Rollers CD which the Registrant made available on its web site since April 16, 2001; and
o Released Live at the Budokan 1977 to retail stores through Navarre Corporation on September 11, 2001.

For the four to 12 months following the sale of at least the minimum number of shares in the Registrant's initial public offering, the Registrant's principal objectives will be to:

o    Secure national exposure for its recording artists; and
o Initiate and implement the sale of CD's and related merchandise with a view towards developing cash flow.
o    Secure a strategic marketing alliance with a nationally recognized company.

The Registrant intends to initiate this process during the first weeks following the closing of at least 200,000 shares offered in its initial public offering, and to continue for at least four months. the Registrant intend to use approximately $25,000 of the $450,000 net proceeds from such offering per month to:

     o Place print ads in key music publications including Billboard, Teen and CMJ New Music Report;

     o Attempt to secure reviews and articles in music publications including Billboard, Rolling Stone and CMJ New Music Report and in general circulation magazines such as Teen and Seventeen;

     o Attempt to secure radio airplay on CMJ Reporting college radio stations as well as commercial radio stations throughout the United States. The Registrant intend to supply program directors with a copy of the CD of each of its artists as well as a press kit containing biographies of the band members, an 8x10 glossy black and white print, a fact sheet and copies of any articles that have been published;

     o Promote the Company's web site through the inclusion of all of its artist's names in the principal search engines, cross links with MacMilli Entertainment, Sennheiser Microphones, Ling Lang.com and other corporate alliances;

     o Attempt to utilize Grand Slam Metal Jam, the arena concert tour in which Quiet Riot participated, to generate purchases of "Guilty Pleasures", Quiet Riot's first Bodyguard Records CD; and

     o Attempt to utilize its web site to generate purchases of "Live at the Budokan, 1977", the Bay City Rollers first Bodyguard Records CD.

If the Registrant are successful in selling only the minimum number of shares, the Registrant will not have sufficient funds to commence the marketing of its web site and artists in the manner described above. However, and If the Registrant is successful in selling more than the minimum number of shares in its initial public offering, or the Registrant continues to receive payments representing gross sales less related artists' expenses from the sale of Guilty Pleasures, Quiet Riot's first Bodyguard Records CD, or if the Registrant commences receiving payments from the sale of Live at the Budokan 1977, the Bay City Rollers first Bodyguard Records CD, the Registrant intends to spend between $120,000 and $295,000 on marketing and promotion for up to eight months.

The Bay City Rollers CD, which has been available on the Registrant's web site since April 16, 2001, has generated limited credit card and money order revenue. The CD was officially released at retail stores on September 11, 2001, and the Registrant received its first check from Navarre Corporation representing gross sales less related artists' expenses within 120 days thereafter.

In early September, 2001, the Registrant received a check dated August 23, 2001 from Navarre Corporation representing gross sales less related artists' expenses. These funds were utilized to place full color print ads for Matt Cheplic and Daphne Hero in College Music Journal's New Music Weekly edition;make payments to its graphic artist for services performed during July and August; and hired a professional radio promotion consultant.

     o Initiate the generation of cash flow from its artists other than Quiet Riot and the Bay City Rollers.

     The Registrant intends to initiate this process during the second month following the closing of the sale of 200,000 of shares in its initial public offering, and to continue for at least four months. The Registrant does not intend to specifically utilize any of the $200,000 net proceeds from its initial public offering per month for this purpose. Rather, the Registrant intends to rely upon the networking skills of its three executive officers and directors. Should the Registrant be successful in its efforts, the Registrant will ultimately expend an unknown portion of the net proceeds from this offering on legal fees.

In the event the Registrant are successful in the sale of only the minimum number of shares in its initial public offering, the Registrant believes that the net proceeds of $200,000 will provide sufficient funds to enable the Registrant to satisfy its cash requirements for at least four months. The conduct of operations beyond this period will require either the sale of additional shares or the commencement of cash flow.

Should the Registrant be successful in selling all 400,000 shares, the Registrant believes that the net proceeds of $950,000 will provide sufficient funds to enable the Registrant to satisfy its cash requirements for at least 12 months including the payment of salaries of $60,000 and the accruals of $15,000 to Messrs. Rollo and Foley as called for in their amended written employment agreements with the Registrant.

Until the Registrant receive the proceeds of in its initial public offering, its activities will continue to be limited.

Without these proceeds from its initial public the Registrant will not have the capital resources or liquidity to:

     o    Implement its business plan;
     o Commence operations through the recording, production or marketing of any record albums; or
     o    Hire any additional employees.

ITEM 7. FINANCIAL STATEMENTS

Financial statements meeting the requirements of Item 310 of Regulation S-B, for the two fiscal year ending March 31, 2002 and 2001 were audited by Sobel and Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE 34 Act

(a) Identify Directors and Executive Officers.

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors of the Registrant; (2) all positions and offices with the Registrant held by each such person; (3) the term or office of each person named as a director; and 4) any period during which he or she has served a such:


 Name               Age       Positions and Offices Held    Director Since

 John Rollo         47        President, Shief operating    November 1999
                              Officer and Director
 Eugene Foley       34        Chief Executive Officer and   November 1999
                              Director
 Kenneth Polendine  53        Chief Financial Office,       November 1999
                              Secretary and Director
 Richard Iamunno    43        Director                      March 29, 2001

There is no understanding or arrangement between any directors or any other person or persons pursuant to which such individual, was or is to be, selected as a director or nominee of the Registrant. (4) Business Experience The following is a brief account of the experience of each director and executive officers of the Registrant:

JOHN ROLLO has been the Registrant's president, chief operating officer and a director since its inception in November 1999. Simultaneously, and from February 1998 to January 5, 2001, Mr. Rollo also served as president and a director of Cream Records, Inc., a New Jersey corporation that changed its name to Hardrive Records.com, Inc., and which intended to sell records over the Internet. Simultaneously and since 1996, Mr. Rollo has served as president of Rollo Entertainment Corp., a Delaware corporation which provides and supervises music recording services, offers artist development and career guidance, and administers independent A&R (artist & repertoire). Before that and since 1982, Mr. Rollo has been a self employed music industry consultant, engaged in the creative development and technical production of musical recordings. In this capacity, he has been the recipient of Grammy awards for engineering and mixing of Jimmy Cliff's "Cliffhanger", and a second Grammy award for producing Joe Cocker's contribution in "The Bodyguard" motion picture soundtrack CD for Arista Records. Additionally, Mr. Rollo has earned Recording Industry Association of America and/or Ampex Golden Reel awards for his involvement with the following music productions:

--------------------- ------------------ ------------------ ------------------
Artist                Album              Award              Contribution
--------------------- ------------------ ------------------ ------------------
Joe Cocker            The Bodyguard      Gold and           Engineer and
                      Soundtrack         Multi-Platinum     Producer
--------------------- ------------------ ------------------ ------------------
Jimmy Cliff           Cliff Hanger       Gold and           Engineer,
                                         Platinum           Producer and
                                                            Mixer
--------------------- ------------------ ------------------ ------------------
The Kinks             Phobia             Gold               Engineer
--------------------- ------------------ ------------------ ------------------
The Kinks               State of         Gold and           Engineer
                      Confusion          Platinum
--------------------- ------------------ ------------------ ------------------
The Kinks             Give The People    Gold and           Engineer and
                      What They Want     Platinum,  Ampex   Mixer
                                         Golden Reel
--------------------- ------------------ ------------------ ------------------
The Kinks             One For The        Gold and           Engineer and
                      Road               Platinum,  Ampex   Mixer
                                         Golden Reel
--------------------- ------------------ ------------------ ------------------
The Kinks             Low                Gold and           Engineer and
                      Budget             Platinum,          Mixer
                                         Ampex Golden
                                         Reel
--------------------- ------------------ ------------------ ------------------
The Kinks             Superman            Gold and         Engineer and
                                          Platinum           Mixer

--------------------- ------------------ ------------------ ------------------
Joe Cocker            Unchain My         Gold and           Engineer and
                      Heart              Platinum           Mixer
--------------------- ------------------ ------------------ ------------------
Joe Cocker            One Night of       Gold and           Engineer and
                      Sin                Platinum           Mixer
--------------------- ------------------ ------------------ ------------------
Eric Clapton          Knocking On        Gold and           Engineer and
                      Heaven's Door      Platinum           Mixer
--------------------- ------------------ ------------------ ------------------
 Leslie McKeown       All Washed Up      Gold and           Engineer and
                                         Platinum,          Mixer
                                         Ampex Golden Reel
--------------------- ------------------ ------------------ ------------------
Kool & The Gang         Fresh            Gold and           Remixed
                                         Platinum
--------------------- ------------------ ------------------ ------------------
The Sweet             Sweet Fanny        Gold and           Engineer
                      Adams              Platinum
--------------------- ------------------ ------------------ ------------------
Bonnie Tyler          Secret Dreams and  Gold               Producer and
                      Forbidden Fire                        Engineer
--------------------- ------------------ ------------------ ------------------

The Recording Industry Association of America is the generally recognized and accepted industry association for sales certification purposes. Ampex Golden Reel Awards are presented to recording studios, producers and engineers who participate in an album that was recorded on Ampex reel to reel tape, and reaches the "gold" milestone of 500,000 units sold. Mr. Rollo has signed many new artists to major labels both in England and the United States. Once signed, Mr. Rollo worked with the artists in order to develop songs, produce recordings and overseeing progress through the various creative phases leading up to and including final contract negotiations. In addition to these Grammy award winners, Mr. Rollo has been engaged as producer and/or engineer with the following recognized recording artists: Joe Cocker, Jimmy Cliff; Southside Johnny & the Asbury Jukes, Phoebe Snow, Bonnie Tyler, Paul Young, The Kinks, Eric Clapton, George Benson, Kool & the Gang, O'Jays, Stevie Nicks and Gang of Four. In addition to Mr. Rollo's independent activities, he has acted as chief engineer and record producer for the House of Music, then located in West Orange, New Jersey, from 1985-1990.

GENE FOLEY has been the Registrant's chief executive officer and a director since its inception in November 1999. Simultaneously, and from February 1998 to November 2000, Dr. Foley also served as chief executive officer and a director of Cream Records, Inc., that changed its name to Hardrive Records.com, Inc., and which intended to sell records over the Internet. Before that since 1988 Dr. Foley has served as the president of Foley Entertainment, a privately owned music industry consulting firm in New Jersey which was incorporated in 1994 under the name Foley Entertainment, Inc. Dr. Foley received a bachelor of arts degree in political science from Kean University, Union, New Jersey, in 1991. In 1993, Dr. Foley received a masters degree in political science from Pacific Western University, New Orleans, LA. In 1994, Dr. Foley received a doctor of philosophy degree in political science from the same university. In 1994, Dr. Foley received a Juris doctor degree in law from Kensington University, Glendale, CA. Dr. Foley's book "How To Make It In Music In Six Months...and Eighteen Years" was co-written with Steve Parry, a former Columbia Records' recording artist. Dr. Foley's clients have earned one Grammy award and four
Recording Industry Association of America gold record awards and one platinum award. Dr. Foley has contributed to music related features on NBC, MTV, VH-1, PBS, Fox and in Forbes magazine. His clients have been involved in projects in various capacities with numerous major labels including Columbia, RCA, Atlantic, Warner Bros., EMI, Polygram, Capitol, Arista, Elektra, A&M, Epic, Geffen and Sony.

KENNETH POLLENDINE, has been the Registrant's chief financial officer, secretary and a director since its inception in November 1999. Simultaneously, and from February 1998 to November 2000, Mr. Pollendine also served as chief financial officer, secretary and a director of Cream Records, Inc., a New Jersey corporation that changed its name to Hardrive Records.com, Inc., and which intended to sell records over the Internet. Before that since 1994, Mr. Pollendine was a private entertainment and music consultant in London, UK, providing short term freelance services to a variety of artists and companies. Before that and since 1986, Mr. Pollendine was employed by Oracle Corporation, a multinational manufacturer and distributor of computer software, in increasingly responsible positions including general manager and chief executive officer of Oracle's Southern England operations. Mr. Pollendine received a bachelor of arts degree in mathematics from Open University, London, UK in 1979.

RICHARD A. IAMUNNO, has been a director of the Registrant since March 29, 2001. Simultaneously, and since 1994, Mr. Iamunno has been a director of Atlantic International Capital Holdings, a Bermuda based financial services company with offices in both Florida and Bermuda, and its president since 2001. Simultaneously, and from 1995 to 2000, Mr. Iamunno served as the president and chief executive officer of Online Gaming Systems, Ltd., a publicly owned interactive gaming company headquartered in Las Vegas, Nevada, with offices in South Florida, Sydney, Australia and Johannesburg, South Africa. Before that from 1988 to 1994, Mr. Iamunno was the president, of Ameristar International, Inc., a New York based financial services company. From 1984 to 1988, Mr. Iamunno was employed by the Information Services division of Western Union Corporation as a Senior Director, where he managed and directed the marketing department for all on-line based information service products. From 1981 to 1984, Mr. Iamunno was employed as a Marketing Manger by Dun & Bradstreet corporation. Mr. Iamunno attended Drake University, Des Moines, Iowa, from 1976 to 1979.

(5) Directorship Each Director of the Registrant has indicated to the Registrant that he or she is not presently a director in any other registrant with a class of securities registered pursuant to Section 12 of the 34 Act or subject to the requirements of Section 15(d) of such act or any investment company registered under the Investment Company Act of 1940.

     (b) Identification of Certain Significant Employees The Registrant does not presently employ any person as a significant employee who is not an executive officer but who makes or is expected to make a significant contribution to the business of the Registrant.

     (c) Family Relationships Except for the fact that John Rollo and Kenneth Pollendine are first cousins, no family relationship exists between any of officer or director of the Registrant.

     (d) Involvement in Certain Legal Proceedings No event listed in Sub-paragraphs (1) through (4) of Subparagraph (d) of Item 401 of Regulation S-B, has occurred with respect to any present executive officer or director of the Registrant or any nominee for director during the past five years which is material to an evaluation of the ability or integrity of such director or officer.

ITEM 10. EXECUTIVE COMPENSATION.

(a) General

(1) through (7) All Compensation Covered. During the fiscal year ended March 31, 2002, no compensation was paid to, accrued or set aside for any executive officer or director of the Registrant.

(b) Summary Compensation Table.

             Annual Compensation                        Long-Term   Compensation
                                                        Awards           Payouts
------------- -------- ------- ------ ---------   ------- -------  ------- -----

                                                Restri-  Secur-
               Fiscal                           cted    ities
               Year                 Other       Stock   Under-           All
Name and       Ended                Annual      Awards  lying    ltip    Other
Principal      March Salary  Bonus  Compen-             Options/ Pay     Compen-
Position       31       (1)         sation (2)          Sar's    Outs    sation
-------------- ----- ------- ------ ----------- ------- ------   ------ --------
John Rollo
President
and Chief      2000  $28,750    -    $28,479
Operating      2001   75,000    -     58,774
Officer        2002
-------------- ----- ------- ------ ----------- ------- ------   ---- ----------
Eugene Foley   2000  $28,750    -    $28,479
Chief          2001   75,000    -     58,774
Executive      2002
Officer
-------------- ----- ------- ------ ----------- ------- ------   ---- ----------
Kenneth        2000        -    -          -          -      -      -          -
Pollendine     2001        -    -          -          -      -      -          -
Chief          2002        -    -          -          -      -      -          -
Financial
Officer
-------------- ----- ------- ------ ----------- ------- ------   ---- ----------

(1) Pursuant to the Registrant's written employment agreements with John Rollo and Eugene Foley, as amended, and as described below under the caption "Employment Agreements", all salary and wages were waived until the closing date of this offering. However, and in accordance with Topic 1B of The Staff Accounting Bulletins, the reasonable cost of doing business has been recorded with the intention that Messrs Rollo and Foley were donating their salaries. Accordingly, an expense was recorded with an corresponding credit to paid in capital as donated capital. See Note 6 to Notes to Financial Statements.

(2) Represents funds that were advanced and reimbursed for the development and expenses incurred on behalf of the Registrant and its roster of artists; and for promotional, marketing and related services and expenses. The Registrant's verbal agreements included the understanding that the payment of compensation for services and the advancement and reimbursement of expenses would cease upon the closing of the Registrant's initial public offering.

     During the fiscal years ended March 31, 2000 and 2001, Messrs Rollo and Foley each waived $28,479 and $75,000, respectively, representing salaries donated from inception through March 31, 2001. Messrs. Rollo and Foley have further agreed to accrue $15,000 or 20% of their $75,000 first year's annual salary under certain circumstances. Accordingly, and if and when the Registrant close on the minimum number of shares of its common stock, the Registrant intends to commence paying salaries to John Rollo and Gene Foley of $60,000 under their employment agreements and accruing $15,000 for the first year. The Registrant also intend to commence paying a salary of $60,000 to Kenneth Pollendine for the first full year following such closing. The Registrant has no written employment agreement with Mr. Pollendine, and has not paid him any salary or other compensation.

     For financial statement purposes through September 30, 2001, the Registrant has reflected all executive compensation under its employment agreements with Messrs. Rollo and Foley as donated salaries offset to additional paid in capital.

(c) Option/SAR Grant Table. During the fiscal year ended March 31, 2002, the Registrant made no grants of stock options or freestanding SAR's.

(d) Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table. No stock options or freestanding SAR's are issued or outstanding. Accordingly, and during the fiscal year ended March 31, 2001, no stock options or freestanding SAR's were exercised. Notwithstanding the foregoing, an aggregate of 150,000 shares of the Registrant's Common Stock, $.001 par value per share are reserved for issuance pursuant to the Registrant's long-term incentive plan adopted by the Registrant's Board of Directors and stockholders in November 2000.


(e) Long-Term Incentive Plan ("LTIP") Awards Table. During the fiscal year ended March 31, 2002, the Registrant made no LTIP awards.

(f) Compensation of Directors. (1) and (2). During the fiscal year ended March 31, 2001, no director of the Registrant received any compensation, whether pursuant to any standard or other arrangement or otherwise.

(g) Employment Contracts and Termination of Employment, and Change-in Control Arrangements. (1) and (2). On December 1, 1999 Messrs. Rollo and Foley each entered into three year written employment agreements with the Registrant which were amended on June 7, 2000, June 1, 2001, December 17, 2001 and January 25, 2002. Under these employment agreements, as amended, both men have agreed to waive any and all right they may have had to receive any form of compensation from the Registrant, including advances and reimbursements, or any compensation which may have accrued under their original agreements until the closing date of the Registrant's initial public offering. In addition, both men have agreed to defer the commencement of their employment agreements with the Registrant until the closing date of the Registrant's initial public offering. Finally, both men further agreed to accept salaries of $75,000 for the first year subject to a cost of living adjustment in each of the two following years, together with customary health benefits, three weeks vacation and accountable expense reimbursement provisions. However, and in the event the Registrant sell only the minimum number of shares in its initial public offering, both Messrs. Rollo and Foley have agreed to accept $60,000 as their first years salary and to accrue the remaining $15,000 or 20% of their $75,000 salary until the earlier of the raising of additional capital or the generation of positive cash flow. In the event the Registrant are unable to raise additional capital or generate of positive cash within 24 months, its obligation to pay Messrs. Rollo and Foley their first years accrued salary shall automatically lapse. In addition, and subject to the sale of at least the minimum number of shares its initial public offering, the Registrant has agreed to pay Messrs. Rollo and Foley each a bonus if and when any of its artists reach certain levels of net CD sales under the Registrant's artist agreements. All bonuses will be cumulative and payable within 30 days after confirmation of CD sales as follows:

                   No. of CD's Sold                    Cash Bonus
                   -----------------                   ----------
                      100,000                           $10,000
                      250,000                            25,000
                      500,000                            50,000
                    1,000,000                           100,000

     As an example, if the Registrant's artists were to sell 1,500,000 CD's, the Registrant would be required to pay a bonus of $185,000, i.e., $10,000 + $25,000 + $50,000 + $100,000, each to John Rollo and Eugene Foley.

(h) Report on Repricing of Options/SAR's. No stock options or freestanding SAR's are issued or outstanding. Accordingly, and during the fiscal year ended March 31, 2002, no stock options or freestanding SAR's were repriced.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owner. The information is furnished as of July __, 2002, as to the number of shares of the Registrant's Common Stock, $.01 par value per share, owned beneficially, or known by the Registrant to own beneficially, more than 5% of any class of such security:


Name and Address                    Amount and Nature
of Beneficial                         of Beneficial
Owner                                   Ownership           Percentage of Class

Rollo Entertainment Corp.
56 Colfax Avenue
Clifton, New Jersey 07015                   200,000                    22%

Eugene Foley
56 Colfax Avenue
Clifton, New Jersey 07015                   200,000                    22%

Ellen Rosenberg
PO Box 1223
Long Beach, NY 11561                        150,000                    17%

(b) Security Ownership of Management. The information is furnished as of July __, 2002, as to the number of shares of the Registrant's Common Stock, $.001 par value per share owned beneficially by each executive officer and director of the Registrant and by all executive officers and directors as a group:


Name and Address                Amount and Nature
of Beneficial                     of Beneficial
Owner                               Ownership               Percentage of Class

John Rollo (1)
56 Colfax Avenue
Clifton, New Jersey 07015           200,000                   22%

Eugene Foley
56 Colfax Avenue
Clifton, New Jersey 07015           200,000                   22%

All Officers
And Directors
as a Group of
four  persons                       400,000                   44%

(1) John Rollo is the sole executive officer, director and stockholder of Rollo Entertainment Corp., a Delaware corporation that is the record owner of the 200,000 shares referenced in the foregoing table.

(c) Changes in Control.  None


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)(b) On December 6, 1999, the Registrant issued an aggregate of 200,000 shares to Rollo Entertainment, Corp., a Delaware corporation controlled by and under common control of John Rollo, its President, and a director and principal stockholder. The Registrant valued the 200,000 shares at $50, which represented the fair market value of the stock at the time of issuance. In addition, Mr. Rollo has provided the following:

     1.Rollo Entertainment's granting to the Registrant the two year right and license to utilize its New York City recording studio and equipment with a maximum fair market value of $600,000, which represents an hourly rate of $150 and a maximum use of 35 hours per week. From inception through June 30, 2001, the equipment and studio was used for approximately 916 hours. Based upon the number of hours used at a fair market rate, the services provided by Rollo Entertainment to the Registrant represented an aggregate of $137,336. The value of these donated services were offset to additional paid in capital.

     2.Rollo Entertainment assigned its sublease agreement to the Registrant. Rollo Entertainment is 100% controlled by John Rollo, a principal shareholder, director and officer of the Registrant. Despite the terms of its sublease with Rollo Entertainment, the Registrant paid the non-affilaited landlord at 138 Fulton Street in New York City an aggregate of $2,000 per month for rent, or an aggregate of $22,000. From July 2000, to August 31, 2001, the Registrant were the only tenant utilizing the space at 138 Fulton Street in New York City. The material terms of the sublease were as follows:

     Remaining term: Until August 31, 2001;

     Rent: Started at $1946 and escalated to $2024 by the end of the term;

     Additional Costs: Bodyguard paid $400 per month for electricity and maintenance fees; and maintaining liability insurance on the premises.


The Registrant's sublease with Rollo Entertainment and Rollo Entertainment's master lease with the landlord at 138 Fulton Street in New York City expired on August 31, 2001.

On December 6, 1999, the Registrant issued an aggregate of 200,000 shares to Gene Foley, its chief executive officer, a director and a principal stockholder. the Registrant valued the 200,000 shares at $50, since the shares were issued in consideration for Mr. Foley's contribution to the Registrant of an aggregate of $50 in cash.

On January 21, 2000, the Registrant issued an aggregate of 190,000 shares to three non-affiliated individuals in consideration for an aggregate of $25,000 in cash in order to launch its website and to commence this offering. Each of these individuals agreed not to publicly sell any of their shares of its stock for 24 months. Later, and on various dates between February, 2000 and June, 2000, the Registrant sold an aggregate of 310,000 shares for $.20 per share to a group of six accredited investors In a private placement in order to raise $62,000 to finalize the construction of the Registrant's website, to conduct this offering and commence operations. On various dates between July 15, 2000 and March 15, 2001, the Registrant borrowed an aggregate of $185,000 from two accredited persons in order to stay in business until the Registrant could conduct its initial public offering. The $80,000 the Registrant borrowed between July 15, 2000 and December 1, 2000, was pursuant to five separate short term loan agreements at 12%. On February 1, 2001, the Registrant entered into an agreement extended the due date of three of these loans, aggregating $40,000, until the earlier of July 31, 2001, or the closing date of its initial public offering. The $105,000 the Registrant borrowed between January 4, 2001 and March 15, 2001, was pursuant to five separate 13 month convertible loan agreements at 9% that grant the same individual holder the right to convert the loans into an aggregate of 105,000 shares at $1.00 per share at any time after the termination of this offering but before the respective due dates of the loans. On April 24, 2001, the Registrant borrowed an aggregate of $100,000 from an accredited investor pursuant to a 13 month loan agreement. The Registrant uses this money as working capital until the Registrant could conduct its initial public offering. On April 5, 2001, July 3, 2001, August 6, 2001 and August 28, 2001, the Registrant borrowed an aggregate of $70,000 from one accredited individual. These loans are each for a term of 13 months at 11% per annum with interest and principal due in one lump sum on the respective due dates. On May 30, 2001, July 10, 2001 and August 10, 2001, the Registrant borrowed an aggregate of $75,000 from one entity. These loans are for a term of 13 months at 12% per annum with interest and principal due in one lump sum on the respective due dates. On October 16, 2001, the Registrant borrowed $15,000 from one of the note holders, who had previously loaned the Registrant money. The note was for four months at 13% per annum. On November 14, 2001 and January 3, 2002 one of the note holders, who had previously loaned the Registrant money, loaned the Registrant an additional $20,000 on November 14, 2001, and $20,000 on January 3, 2002. Each of these two notes was for six months at 15% per annum. In addition, this note holder verbally agreed to wait for payment until the respective six month due dates of these two notes.

On March 29, 2002, the three non-related holders of 18 separate notes aggregating $390,000 in indebtedness from the Registrant agreed to extend the due dates of these loans until August 31, 2002 or the closing date of the Registrant's initial public offering under and pursuant to Form SB-2 Registration Statement No. 333-40444.

The Registrant's sublease at 138 Fulton Street, was personally guaranteed by its president, John Rollo, was assigned to the Registrant by Rollo Entertainment, Corp., a Delaware corporation controlled by and under common control of John
Rollo. As previously stated, this sublease expired on August 31, 2001. On February 21, 2001, the Registrant entered into a 20 year licensing agreement with Atlantic International Capital Holdings, a Bermuda corporation controlled by or under common control of Richard Iamunno, who thereafter became a director of the Registrant on March 29, 2001 ("AICH"). No money was paid to AICH before, on or after the execution of this agreement. The licensing agreement covers its worldwide right to utilize the names, artwork negatives, likenesses or biographies of the artists and the master recordings of three of the Registrant's new artists, Matt Cheplic, Daphne Hero and Jake Thomas for virtually all commercial and promotional purposes. Under the licensing agreement, the Registrant agreed to pay AICH a royalty of ten percent (10%) of the Registrant's net-after-recoupment income for each record or CD manufactured and sold at retail outlets or via digital distribution and featuring the three artists covered by the licensing agreement. The Registrant's recoupable expenses include all recording studio time, mastering services, compact disc and DVD manufacturing costs, engineering fees, graphic design, photography, publicist fees, print advertising, session musician costs, advances, salary or financial compensation of any kind, food, fuel and accommodation expenses during promotional appearances and touring; and fifty percent of the cost of a any promotional video and cable television commercial, that the Registrant elects to film.

On February 21, 2001, the Registrant also entered into a 12 year licensing agreement with AICH. No money was paid to AICH before, on or after the execution of this agreement. This licensing agreement covers the Registrant's worldwide right to utilize: (i)multitrack tape or two-track stereo master tape either mixed from or recorded from the original multitrack tape comprising the master recordings of the music comprising the Live at the Budakon, 1977 commercial sound recording by the Bay City Rollers; (ii) all right, title and interest in and to the artist recording agreement with Webnet International, Inc., LLC, a Delaware limited liability company providing the services of the Bay City Rollers underlying and giving rise to the master recording, including the single option for an additional master recording; and (iii) the rights and responsibilities pertaining to the master recording under a certain joint venture agreement dated December 10, 1999 with Exploration, Inc., a non-affiliated Utah corporation, for virtually all commercial and promotional purposes. Under the licensing agreement, the Registrant agreed to pay AICH a royalty of ten percent (10%) of the Registrant's net-after-recoupment income for each record or CD manufactured and sold at retail outlets or via digital distribution and featuring the Live at the Budakon, 1977 commercial sound recording by Bay City Rollers and covered by the licensing agreement. The Registrant's recoupable expenses include all recording studio time, mastering services, compact disc and DVD manufacturing costs, engineering fees, graphic design, photography, publicist fees, print advertising, session musician costs, advances, salary or financial compensation of any kind, food, fuel and accommodation expenses during promotional appearances and touring; and fifty percent of the cost of a any promotional video and cable television commercial, that the Registrant elects to film.

Between April 2000, and September 30, 2001, and pursuant to two agreements that initially were verbal and which, on January 25, 2002, were subsequently confirmed in writing as amendments to their employment Agreements, the Registrant advanced an aggregate of $174,506 to:(i) Rollo Entertainment Corp., a Delaware corporation of which John Rollo, an executive officer, director and principal stockholder of the Registrant is the sole officer, director and stockholder; and (ii) Foley Entertainment, Inc., a New Jersey corporation of which Eugene Foley, an executive officer, director and principal stockholder of the Registrant, is the sole officer, director and stockholder. The funds were advanced and reimbursed to the two entities for the development and expenses incurred on behalf of the Registrant and its roster of artists; and for promotional, marketing and related services and reimburseable expenses. The Registrant verbal agreements included the understanding that the payment of compensation for services and the advancement and reimbursement of expenses would cease upon the closing of its initial public offering. As previously indicated, and during the fiscal year ended March 31, 2001, the Registrant advanced an aggregate of $58,774 each to Rollo Entertainment Corp. and Foley Entertainment, Inc. During the fiscal year ended March 31, 2000, the Registrant advanced an aggregate of $28,479 each to Rollo Entertainment Corp. and Foley Entertainment, Inc.

On February 15, 2002, one of the note holders who previously lent money to the Registrant advanced an additional $10,000 for four months at 15% per annum. Thereafter, and on March 8, 2002, March 15, 2002 and June 20, 2002, the same note holder advanced $15,000, $5,000 and $10,000, respectively, at 12% per annum. Both March notes were for a term of three months and the June note was for a term of two months. On March 29, 2002, the same note holder entered into a written note extension agreement with the Registrant wherein the note holder extended the due date of the Registrant's 16 overdue notes, aggregating
$270,000, until the sooner of August 31, 2002 or the closing date of the Registrant's initial public offering under and pursuant to Form SB-2 Registration Statement No. 333-40444.

On March 29, 2002, the Registrant entered into a written note extension agreement with the holder of the Registrant's 10%, 13 month, $100,000 loan agreement dated April 25, 2001 and due May 25, 2002. The extension agreement extended the due date until the sooner of August 31, 2002 or the closing date of the Registrant's initial public offering under and pursuant to Form SB-2 Registration Statement No. 333-40444.

On March 29, 2002, the Registrant entered into a written note extension agreement with the holder of the Registrant's 12%, 13 month, $25,000 loan agreement dated May 31, 2001 and due June 31, 2002. The extension agreement extended the due date until the sooner of August 31, 2002 or the closing date of the Registrant's initial public offering under and pursuant to Form SB-2 Registration Statement No. 333-40444.

(c) Parents. The following individuals and entities may be deemed to be parents of the Registrant as at March 31, 2002: (I) Rollo Entertainment, Corp., a Delaware corporation that is the record and beneficial owner of an aggregate of 200,000 shares of the Registrant's Common Stock; (ii) Eugene Foley who is the
record and beneficial owner of an aggregate of 200,000 shares of the Registrant's Common Stock; and (ii) Ellen Rosenberg who is the record and beneficial owner of an aggregate of 150,000 shares of the Registrant's Common Stock.

(d) Transactions with Promoters. Inapplicable.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K
(a)        Exhibits and Index Required

EXHIBIT
NUMBER     DESCRIPTION
(3)(i)     Certificate of Incorporation as filed November 12, 1999*
(3) (ii)   By laws*
(4)        Specimen Common Stock Certificate (defining rights)*
(5)        Opinion of Lester Yudenfriend, Esq.*
(10)       Material Contracts
(10)a    Equipment Lease with Rollo Entertainment Corp.*
(10)b    March 27, 2000 Sublease Assignment from Rollo Entertainment Corp.*
(10)c    Internet Distribution Agreement with Cyberretail.com, LLC*
(10)d    Artist recording Agreement with Naked Underneath*
(10)e    Artist recording Agreement with Dennis DeCambre *
(10)f    Artist recording Agreement with Summer Snowmen *
(10)g    Employment Agreement with John Rollo *
(10)h    Employment Agreement with Eugene Foley *
(10)i    2000 Long Term Incentive Plan *
(10)j    Amendment to Employment Agreements with John Rollo and Eugene Foley *
(10)k    September 26, 2000 Artist Recording Agreement with June *
(10)l    November 11, 2000 Agreement with Mac Milli Entertainment, Inc.*
(10)m    Form of private offering Subscription Agreement *
(10)n    Executed Escrow Agreement *
(10)o    September 26, 2000 Artist recording Agreement with Dean Davidson *
(10)p    January 18, 2001 National Distribution Agreement with Navarre Corp.*
(10)q    January 18, 2001 Financing Agreement with Navarre Corp.*
(10)r    January 18, 2001 CD Manufacturing Agreement with Navarre Corp.*
(10)s    January 18, 2001 Printing Manufacturing Agreement with Navarre Corp.*
(10)t    January 8, 2001 Artist Recording Agreement with Quiet Riot *
(10)u    Revised form of Subscription Agreement for this Offering *
(10)v    Convertible loan agreement with James T. Patten dated January 4, 2001*
(10)w    Convertible loan agreement with James T. Patten dated January 26, 2001*
(10)x    Loan extension agreement with James T. Patten dated February 1, 2001 *
(10)y    Convertible loan agreement with James T. Patten dated February 8, 2001*
(10)z License agreement with Atlantic International Capital Holdings dated 2/21/01 *
(10)AA License agreement with Atlantic International Capital Holdings dated 2/21/01
(10)bb   Convertible loan agreement with James T. Patten dated March 1, 2001 *
(10)cc   Convertible loan agreement with James T. Patten dated March 15, 2001 *
(10)dd   Termination Agreement with Cyberretail.com, LLC dated April 9, 2001 *
(10)ee   Loan Agreement with Joseph Salerno dated April 24, 2001 *
(10)ff   Intentionally omitted
(10)gg   Loan Agreement with James T. Patten dated April 5, 2001 *
(10)hh   Loan Agreement with The Gable Investment Trust dated May 31, 2001 *
(10)ii   Reconfirmed Amendment to Employment Agreements dated June 1, 2001*
(10)jj   Loan Agreement with James T. Patten dated July 3, 2001 *
(10)kk   Loan Agreement with The Gable Investment Trust dated July 10, 2001 *
(10)ll   Loan Agreement with James T. Patten dated August 6, 2001 *
(10)mm   Loan Agreement with The Gable Investment Trust dated August 10, 2001 *
(10)nn   Loan Agreement with James T. Patten dated August 28, 2001 *
(10)oo   Amendment to Employment Agreements dated December 17, 2001 *
(10)pp   Notice of issuance of service mark dated November 13, 2001 *
(10)qq   Loan Agreement with James T. Patten dated November 14, 2001*
(10)rr   Loan Agreement with James T. Patten dated January 3, 2002*
(10)ss   Amendment to Employment Agreements dated December January 25, 2002*
(10)tt   Loan Agreement with James T. Patten dated February 15, 2002 **
(10)uu   Loan Agreement with James T. Patten dated March 8, 2002 **
(10)vv   Loan Agreement with James T. Patten dated March 15, 2002 **
(10)ww   Loan Agreement with James T. Patten dated June 20, 2002 **
(10)xx   Loan extension agreement with James T. Patten dated March 29, 2002 **
(10)yy   Loan extension agreement with The Gable Investment Trust dated
         March 29, 2002 **
(10)zz   Loan extension agreement with Joseph Salerno dated March 29, 2002 **

(10) aaa Non-exclusive Internat License Agreement with Magic Music dated February 21, 2002 **
(10) bbb Assignment Agreement with PARC Records, Inc. dated March 14, 2002 **
(10) ccc License Agreement with Acrobat Music & Media Ltd. dated
         June 18, 2002 **
(23)     Consent of Sobel & Co., LLC**

*          Filed with Form SB-2 Registration Statement No. 333-40444.
**         Filed herewith
(b)        Reports on Form 8-K
           No Form 8-K was filed during the fiscal year ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in the Town of Clifton, State of New Jersey, on August, 2002.

BODYGUARD RECORDS.COM, INC.

BY: _____________________________
    John Rollo, President

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in their capacities and on the dates indicated have signed this report below.


-----------------------------
John Rollo, Director



------------------------------
Eugene Foley, Director
Dated: August, 2002
Clifton, New Jersey

------------------------------
Kenneth Pollendine, Director
Dated: August, 2002
London, England

-------------------------------
Richard Iamunno
Dated: August, 2002
Boca Raton, Florida


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------




                           BODYGUARD RECORDS.COM, INC.

                              FINANCIAL STATEMENTS

                             MARCH 31, 2002 AND 2001




                          BODYGUARD RECORDS.COM, INC.

                            MARCH 31, 2002 AND 2001



CONTENTS



Independent Auditors' Report.............................................

Financial Statements:

    Balance Sheet........................................................

    Statements of Operations.............................................

    Statements of Stockholders' Deficiency...............................

    Statements of Cash Flows.............................................

Notes to Financial Statements............................................




                          INDEPENDENT AUDITORS' REPORT


To the Stockholders
Bodyguard Records.com, Inc.
Clifton, New Jersey


We have audited the accompanying balance sheet of Bodyguard Records.com, Inc. as of March 31, 2002 and the related statements of operations, stockholders' deficiency, and cash flows for the fiscal years ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bodyguard Records.com, Inc. as of March 31, 2002 and the results of its operations and cash flows for the fiscal years ended March 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has incurred losses from its inception, has significant negative working capital and net worth and is in default on the majority of its notes payable. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 9. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Sobel & Co., LLC
Certified Public Accountants
Livingston, New Jersey
July 8, 2002



                             BODYGUARD RECORDS.COM
                                 BALANCE SHEET
                                 MARCH 31, 2002


                                     ASSETS

CURRENT ASSETS:

  Cash                                                        $    2,985
  Accounts receivable                                             13,675
  Inventory                                                       10,056
                                                                --------
    Total current assets                                          26,716


FIXED ASSETS, net of accumulated depreciation of $767              4,025

SECURITY DEPOSIT                                                     100
                                                                --------
                                                               $  30,841
                                                                ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITES:

  Current portion of long-term debt                            $ 170,000
  Current portion of long-term debt, related party               330,000
  Accrued interest expense                                        18,567
  Accrued interest expense, related party                         30,648
  Accounts payable and accrued expenses                           66,699
                                                                --------
    Total current liabilities                                   615,914
                                                                --------
Notes payable - net of current portion                                --

COMMITMENTS AND CONTINGENCIES

                              STOCKHOLDERS' EQUITY

  Preferred stock, $0.01 par value, 2,000,000
   shares authorized, none issued and outstanding                     --
  Common Stock, $0.001 par value, 20,000,000
   shares authorized, 900,000 issued and outstanding                 900
  Additional paid-in capital                                     590,700
  Accumulated deficit                                        ( 1,176,673)
                                                              ----------
    Total stockholders' equity                               (   585,073)
                                                              ----------
                                                             $    30,841
                                                              ==========

                             BODYGUARD RECORDS.COM
                            STATEMENT OF OPERATIONS

                                                     For the Fiscal Year Ended
                                                             March 31,
                                                     2002               2001
                                                     --------------------------

Net Sales                                          $ 128,552          $ 4,662

Cost of goods sold                                    46,836               --
                                                     --------------------------
Gross Profit                                          81,716            4,662

OPERATING EXPENSES:
  Officers' compensation                             150,000          150,000
  Equipment lease expense                             16,792           40,000
  Rent                                                18,251           24,000
  Insurance                                            4,756            3,261
  Artist expense                                      59,920          118,263
  Promotion expense                                  146,608           50,200
  Production expense                                  16,195            1,177
  Office supplies                                      4,323            1,006
  Advertising                                         40,937            6,450
  Studio supplies                                      8,865            3,377
  Professional fees                                   63,781           34,300
  Public relations                                    12,000               --
  Travel                                               8,248            5,823
  Telephone                                            9,003            5,102
  Depreciation expense                                   767               --
  Entertainment                                        2,600            3,828
  Trademarks and copyrights                            1,175              500
  Website design                                       3,480               --
  Moving expense                                       2,567               --
  Bank charges                                         2,482              296
  Repairs and maintenance                              1,389              692
  Penalties and fines                                     --              150
  Miscellaneous expense                                2,269            1,126
                                                     --------------------------
                                                     576,408          449,551

Loss from operations                                (494,692)        (444,889)

Interest Expense                                    ( 42,973)        (  6,242)
                                                     --------------------------
Loss before provision for income taxes              (537,665)        (451,481)

Provision for income taxes                          (    245)        (    350)
                                                     --------------------------

Net Loss                                           $(537,910)       $(451,481)
                                                     --------------------------
                                                     --------------------------

Basic net loss per common share                    $  (.60)           $(0.58)
                                                     --------------------------
                                                     --------------------------
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                            900,000           782,500
                                                     --------------------------
                                                     --------------------------

                             BODYGUARD RECORDS.COM
                            STATEMENTS OF CASH FLOWS


                                                     For the Fiscal Year Ended
                                                             March 31,
                                                     2002               2001
                                                     --------------------------

CASH FLOWS PROVIDED BY (USED FOR)
OPERATING ACTIVITIES:

Net Loss                                            $(537,910)      $(451,481)

Adjustments to reconcile net loss to net
 cash used for operating activities:
   Depreciation expense                                   767              --
   Stock issued for use equipment lease                    --          40,000
   Additional capital contributed in exchange
    for officer's compensation                        150,000         150,000
   Additional capital contributed in exchange
    for professional services                          12,500              --
Changes in certain assets and liabilities:
 (Increase) decrease in:
   Inventory                                         (10,056)              --
   Accounts receivable                               (13,675)              --
   Prepaid expenses                                    4,452         (  4,452)
   Security deposit                                  (   100)              --
 Increase (decrease) in:
   Accrued interest expense                           49,215               --
   Accounts payable and accrued expenses              30,593           34,606
                                                     --------------------------
Net cash used for operating activities              (314,214)        (231,327)
                                                     --------------------------

INVESTING ACTIVITIES:
 Purchase of fixed assets                            ( 4,792)              --
                                                     --------------------------

FINANCING ACTIVITIES:
 Proceeds from the issuance of common stock               --            47,000
 Proceeds from loans payable                         315,000           185,000
                                                     --------------------------
Net Cash Provided by Financing Activities            315,000           232,000

(DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                                   (  4,006)              673

CASH AND CASH EQUIVALENTS:
 Beginning of year                                     6,991             6,318
                                                     --------------------------
 End of year                                        $  2,985           $ 6,991
                                                     --------------------------


                             BODYGUARD RECORDS.COM
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
                            MARCH 31, 2002 AND 2001

                                   Shares of    Shares of
                                   Preferred      Common     Common   Additional
                                 Stock Issued  Stock Issued   Stock  Paid-in cap
                                 -----------------------------------------------

Balance at March 31, 2000                  --      665,000   $  665   $ 191,435

Stock issued in exchange for cash          --      235,000      235      46,765

Additional capital contributed for
 use of equipment lease                    --           --       --      40,000

Additional capital contributed in
 exchange for officers' compensation       --           --       --     150,000

Net loss for fiscal year end
 March 31, 2001                            --           --       --          --
                                 -----------------------------------------------
Balance at March 31, 2001                  --      900,000      900     428,200

Additional capital contributed
 in exchange for officers'
 compensation                              --           --       --     150,000

Additional capital contributed
 in exchange for professional
 services                                  --           --       --      12,500
Net loss for fiscal year end
 March 31, 2001                            --           --       --          --
                                 -----------------------------------------------
Balance at March 31, 2002                  --      900,000    $ 900    $ 590,700
                                 -----------------------------------------------
                                 -----------------------------------------------

                             BODYGUARD RECORDS.COM
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
                            MARCH 31, 2002 AND 2001
                                   CONTINUED


                                                                 Total
                                          Accumulated          Stockholders'
                                             Deficit            Deficiency
                                 -----------------------------------------------

Balance at March 31, 2000                 $ (187,282)           $   4,818

Stock issued in exchange for cash                 --               47,000

Additional capital contributed for
 use of equipment lease                           --               40,000

Additional capital contributed in
 exchange for officers' compensation              --              150,000

Net loss for fiscal year end
 March 31, 2001                             (451,481)            (451,481)
                                 -----------------------------------------------
Balance at March 31, 2001                   (638,763)            (209,663)

Additional capital contributed
 in exchange for officers'
 compensation                                     --              150,000

Additional capital contributed
 in exchange for professional
 services                                         --               12,500

Net loss for fiscal year end
 March 31, 2001                              (537,910)           (537,910)
                                 -----------------------------------------------
Balance at March 31, 2002                  $(1,176,673)         $(585,073)
                                 -----------------------------------------------
                                 -----------------------------------------------


                          BODYGUARD RECORDS.COM, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2002 AND 2001

--------------------------------------------------------------------------------
NOTE 1 - ORGANIZATION:
--------------------------------------------------------------------------------


Bodyguard Records.com, Inc. (the "Company") was incorporated in the State of Delaware on November 12, 1999. The Company is involved in the record and music industry that utilizes the Internet and other emerging technologies to promote and market, manufacture and distribute signed recording artists and their compact discs. In addition, the Company intends to utilize technology that will allow a live video link to recording sessions at the Company's music studio. The Company also intends to produce and distribute prerecorded music products of their recording artists and use their website to recruit and develop new recording artists.


--------------------------------------------------------------------------------
NOTE 2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
--------------------------------------------------------------------------------


Basis of Accounting:

The Company's policy is to prepare its financial statements on the accrual basis of accounting.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Advertising:

Advertising costs are expensed as incurred.

Licensor Accounting:

The Company accounts for revenues, artist compensation costs and cost of record masters in accordance with the Financial Accounting Standards Board Statement No. 50 (SFAS 50), Financial Reporting in the Record and Music Industry. Under SFAS 50, the Company expenses license expenses, artist compensation costs and the cost of record masters unless there is reasonable certainty of its useful life.

Revenue Recognition:
The Company recognizes revenue at the time the recordings are shipped from the distributor who distributes such recordings on behalf of the Company for a fee.

Cash and Cash Equivalents:

Cash and cash equivalents consist primarily of cash at banks and highly liquid investments with maturities of three months or less.

Inventories:

Inventories, which consist primarily of compact discs, are valued at the lower of cost or market.

Federal Income Taxes:

The Financial Accounting Standards Board issued Statement No. 109, "Accounting for Income Taxes" (SFAS 109), which provides for the recognition of deferred tax assets, net of an applicable valuation allowance, related to net operating loss carryforwards and certain temporary differences.

Loss Per Share:

Basic net loss per share was computed based on the weighted average number of shares of common stock outstanding during the years. Diluted loss per share is not presented since general effect to potential common shares would be anti-dilutive.

Stock Option Plans:

The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Under APB 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below fair market value.

Accounts Receivable:

The Company includes a reserve for future returns, discounts and other allowances as an offset to net sales.

--------------------------------------------------------------------------------
NOTE 3  -  DEVELOPMENT STAGE COMPANY:
--------------------------------------------------------------------------------

For the period November 12, 1999 (inception) through June 30, 2001, the Company was a development stage company as defined in Financial Accounting Standards Board Statement No. 7. As of July 1, 2001, the Company began generating revenues. The financial statements reflect this change.

--------------------------------------------------------------------------------
NOTE 4  -  INCOME TAXES:
--------------------------------------------------------------------------------


As of March 31, 2002, the Company has available, on a federal tax basis, net operating loss carryforwards of approximately $1,175,000 which expire at varying amounts through 2022.

The Company's total deferred tax liabilities, deferred tax assets and valuation allowance consists of the following at March 31, 2002:

Total deferred tax liabilities          $        -
Total deferred tax assets                  353,000
Total valuation allowance                 (353,000)
                                        ----------

                                        $        -
                                        ==========

The tax effects that give rise to the deferred tax assets consist of net operating losses.

--------------------------------------------------------------------------------
NOTE 5  -  NOTES PAYABLE:
--------------------------------------------------------------------------------

At March 31, 2002, notes payable are as follows:

Fourteen separate loan agreements with an individual accredited investor, who is a related  party  (see  Note 10),  interest rates  ranging  from 9% to 15% with principal and interest
due through September 28, 2002, ten of the fourteen loans
are currently in default and due on demand                           $ 225,000

Five separate loan agreements  with an individual  accredited investor,  who is a related party (see Note 10),  convertible into  common  stock at $1.00 per share,  interest at 9% with principal  and  interest  due on the date of the initial  public
offering,  amounts currently in default and due on demand               95,000

Four separate loan agreements with two unrelated accredited
investors,  interest rates at 10% and 12% with  principal and interest due through  September 10, 2002,  two of the four
loans are currently in default                                         160,000

Loan  agreement  with  unrelated  accredited  investor,  interest at 12%,  principal  and interest due on the date of the initial
public  offering,  amount currently in default and  due on demand       20,000
                                                                     ---------
    Total                                                              500,000
    Less: Current maturities                                          (500,000)
                                                                     ---------

          Long-Term Portion of Notes Payable                        $       -
                                                                     =========

As stated in Note 13, on June 30, 2002, the Company borrowed an additional $10,000 from an accredited investor, who is a related party (see Notes 10 and 13), with an interest rate of 12% with principal and interest payable on August 20, 2002.


--------------------------------------------------------------------------------
NOTE 6  -  COMMITMENTS AND CONTINGENCIES:
--------------------------------------------------------------------------------


On December 1, 1999, the Company entered into two executive employment agreements with the President and Chief Executive Officer for a period of three years. Thereafter, the agreement shall be renewed upon the mutual agreement of the executive and the Company. The terms of the agreement state a base compensation of $75,000 for the first year increasing to $150,000 per year with 10% cost of living increases for each year thereafter and includes clauses for vacation, sick leave, insurance coverage and expense reimbursement. The agreements also state that bonuses and stock options will be issued once certain performance levels are attained. These agreements have been amended to forego any compensation until the maximum shares available for sale as part of the initial public offering have been sold (Note 12). While the officers of the Company elected to forego any compensation, officers' compensation expense is reported with an offset to paid-in capital for donated services.

The Company has four artist recording agreements with acts to commercially produce and release an initial record. Each agreement has the option to release future records if the Company desires. The Company will pay the artists' royalties after the recoupment of expenses paid on behalf of the artists, starting at $1.50 per record sold and increasing to $3.00 per record sold based on where the sale takes place and volume milestones.

On February 21, 2001, the company entered into two licensing agreements covering four existing artists. The agreements give the Company non-exclusive rights for a 20-year period to manufacture, advertise, sell, lease, license records as well as use the name and photographs of the artists covered. In addition to the artists' royalties under the artists' agreements, the Company will pay the licensor a 10% royalty fee on the gross income for each record, video tape or DVD manufactured and sold featuring the artists covered by the agreement. As stated in Note 10, the licensor's President is a member of Bodyguard Records.com's Board of Directors. At March 31, 2002 and 2001, there was no activity related to these agreements.

On January 8, 2001, the Company entered into a recording agreement with an artist group for one recording of ten songs over an eighteen month period from the time of delivery of artwork and masters. The Company is to pay royalties of 40% of gross income of all retail sales and 50% of gross income of all mail order sales. At March 31, 2002 and 2001, there was no activity related to this agreement.

On January 18, 2001, the Company entered into a collective manufacturing, warehousing, distribution and financing agreement for the artists under the Bodyguard Records.com label. The Company incurred an up-front administrative fee of $5,000 and is charged for actual costs and materials used in the manufacturing, warehousing, and distribution process, plus a 7% chargeback fee on all activity. The amount incurred at March 31, 2002 was $119,200.

On February 21, 2002, the Company entered into a non-exclusive Internet Licensing Agreement allowing the licensee to electronically distribute the albums, masters, singles or any compilation of the manufactured intellectual property as well as merchandise for two contracted artists. the licensee is to pay the Company 50% of the gross revenue less shipping, marketing and accountable costs, not to exceed 10%. As of March 31, 2002, there were no amounts incurred or paid under this agreement.


--------------------------------------------------------------------------------
NOTE 6  -  COMMITMENTS AND CONTINGENCIES: (Continued)
--------------------------------------------------------------------------------

On March 14, 2002, the Company assigned a contracted recording artist and its master recording to the assignee for $10,000, which represents the expenses incurred by the assignor on behalf of the artist. In addition, the assignor is to receive 10% and 5% of the gross sales of the first and second album, respectively.


--------------------------------------------------------------------------------
NOTE 7  -  LEASE AND SUB-LEASE AGREEMENT:
--------------------------------------------------------------------------------


At March 31, 2002 future minimum payments on the lease are as follows:


     Year
     2003                                 $3,800
                                           =====

--------------------------------------------------------------------------------
NOTE 8  -  OPERATING LEASE:
--------------------------------------------------------------------------------

On December 8, 1999, the Company entered into a two year operating lease agreement with an entity controlled by a majority stockholder for the use of recording and studio equipment in exchange for equity. The contract states that the Company can use the equipment for a maximum of thirty-five hours per week with a maximum fair lease value of $600,000. During the years ended March 31, 2002 and 2001, the Company incurred $-0- and $40,000 of equipment lease expense, respectively.

--------------------------------------------------------------------------------
NOTE 9  -  GOING CONCERN:
--------------------------------------------------------------------------------

As shown in the accompanying financial statements, the Company has suffered losses from its inception and at March 31, 2002, current and total liabilities exceeded current and total assets by $585,073. In addition, eighteen out of twenty-four loan agreements are in default. These factors raise substantial doubt about the Company's ability to continue as a going concern. As stated in
Note 12, the Company is seeking an infusion of capital from an initial public offering.


--------------------------------------------------------------------------------
NOTE 10  -  RELATED PARTY TRANSACTIONS:
--------------------------------------------------------------------------------

As stated in Note 8, in December 2000, the Company entered into a two year operating lease agreement with an entity controlled by a majority stockholder to lease recording and studio equipment.

The Company has entered into verbal agreements with two companies controlled by the executive officers and majority stockholders of the Company to provide services to promote and market the Company's existing artists and the Company's label. Amounts paid, including reimbursable expenses, to these companies for the fiscal years ended March 31, 2002 and 2001 was $119,868 and $117,548, respectively.

The Company has entered into two licensing agreements covering four artists with a company who's President is also a member of the Board of Directors of Bodyguard Records.com. (See Note 6)

The Company has twenty loans outstanding totaling $340,000 from an individual whose spouse and children are stockholders of the Company. (See Note 5)

The Company utilizes the services of an individual whose spouse owns 13% of the outstanding common stock. This individual is providing the services pro bono and in lieu of compensation. The Company has recorded the value of these services, which approximate $12,500, as additional paid-in capital.


--------------------------------------------------------------------------------
NOTE 11  -  STOCK OPTION PLAN:
--------------------------------------------------------------------------------

Under terms of the Company's incentive stock option plans, officers, employees and certain vendors may be granted options to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted. Options generally vest once a specified performance criteria is met or over a period of time ranging from one to three years.

At March 31, 2002 and 2001, there were no options granted or outstanding.


--------------------------------------------------------------------------------
NOTE 12  -  INITIAL PUBLIC OFFERING:
--------------------------------------------------------------------------------


On February 11, 2002, the Company's Registration Statement became an effective filing with the SEC. Pursuant to the Registration Statement, the Company is conducting an initial public offering (the "Offering") wherein it is seeking to sell a minimum of 100,000 and a maximum of 400,000 shares of its common stock to the public at $2.50 per share. If successful, gross proceeds from the Offering will be a minimum of $250,000 and a maximum of $1,000,000. As of March 31, 2002, no proceeds have been received.


--------------------------------------------------------------------------------
NOTE 13  -  SUBSEQUENT EVENTS:
--------------------------------------------------------------------------------

On June 20, 2002, the Company borrowed an additional $10,000 from an accredited investor with an interest rate of 12% with principal and interest payable on August 20, 2002.

On June 18, 2002, the Company entered into a licensing agreement with an entity in the United Kingdom to manufacture, advertise, sell, lease, license and use the artists' names and photographs. The Company is entitled to royalties in the amount of 15% and 10% of the gross income of direct sales and subleased sales, respectively.

In July 2002, a substantial creditor, who is also a related party (see Note 10), has agreed to infuse monies directly to third party vendors to cover ordinary operating expenses in the amount of approximately $20,000. These payments will be classified as debt on the Company's books.

--------------------------------------------------------------------------------
NOTE 14  -  OFFICERS' COMPENSATION:
--------------------------------------------------------------------------------

The two officers of the Company entered into employment contracts stating each was to receive $75,000 per annum. The officers elected to forego payment of their salaries until sufficient proceeds from the initial public offering have been received. The amounts have been recorded as compensation expense with a corresponding credit to paid-in capital as donated capital, in accordance with Topic 1B of the Staff Accounting Bulletin.