Form 10QSB
period 2002-06-30
BODYGUARD RECORDS COM INC
filed 2002-11-15
CIK 1116524

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

Mark One)

|X| Quarterly Report Under to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2002

|_| Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

                         Commission File No. 333-40444

                          BODYGUARD RECORDS. COM, INC.
                -------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its charter)

       Delaware                                                      22-1637978
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.Yes| | No | |

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Common Stock, $.001 Par Value, 1,002,000 shares

                           BODYGUARD RECORDS.COM, INC.
                                      Index

PART I FINANCIAL INFORMATION

                                                                      PAGE NO.

  ITEM 1.         Financial Statements                                    2

                  Condensed Balance Sheet                                 2

                  Condensed Statement of Operations                       3

                  Condensed Statements of Cash Flow                       4

                  Notes to Condensed Financial Statements                 4

  ITEM 2.         Management's Discussion and Analysis or
                  Plan of Operations                                      5

  ITEM 3.         Control and Procedures                                  5


PART II OTHER INFORMATION

ITEM 5.  Other Information                                                6

ITEM 6.  Exhibits and Reports on Form 8-K                                 7

                             BODYGUARD RECORDS.COM
                      CONDENSED BALANCE SHEET (UNAUDITED)
                                 JUNE 30, 2002
================================================================================


ASSETS

CURRENT ASSETS:
     Cash                                                            $ 1,592
     Accounts receivable                                              10,935
     Inventory                                                        17,001
                                                           ------------------
          Total Current Assets                                        29,527
                                                           ------------------

FIXED ASSETS                                                           3,786
                                                           ------------------

OTHER ASSETS:
     Security deposit                                                    100
                                                           ------------------
          Total Other Assets                                             100
                                                           ------------------

                                                                    $ 33,413
                                                           ==================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
     Current portion of note payable                               $ 170,000
     Current portion of note payable - related party                 360,000
     Accounts payable and accrued expenses                           157,822
     Accrued interest - related party                                 42,034
                                                           ------------------
                                                           ------------------
          Total Current Liabilities                                  729,856
                                                           ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
     Preferred stock, $0.01 par value, 2,000,000
      shares authorized, none issued and outstanding                       -
     Common stock, $0.001 par value, 20,000,000
      shares authorized, 900,000 issued and outstanding                  900
     Additional paid-in capital                                      595,700
     Accumulated deficit                                          (1,293,043)
                                                           ------------------
                                                           ------------------
          Total Stockholders' Deficiency                            (696,443)
                                                           ------------------

                                                                    $ 33,413
                                                           ==================

See accompanying notes.

                             BODYGUARD RECORDS.COM
                 CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
================================================================================

                                            For the Three       For the Three
                                            Months Ended         Months Ended
                                            June 30, 2002       June 30, 2001
                                          -------------------------------------

NET SALES                                         $ 5,942            $ 154,845

LESS: SALES RETURNS AND ALLOWANCES                 18,088                    -

COST OF SALES                                         286               24,311
                                          -------------------------------------

GROSS PROFIT                                      (12,432)             130,534

OPERATING EXPENSES:
       Officer's compensation                      37,500               37,500
       Rent and utilities                           3,679                6,000
       Insurance                                        -                  973
       Artist expenses                                175               40,320
       Promotion expenses                          47,925               60,041
       Production expense                             175                    -
       Office supplies                              3,500                  665
       Advertising                                    801               16,479
       Studio supplies                              1,890                    -
       Professional fees                           30,550               22,631
       Travel                                           -                5,933
       Telephone                                      859                2,683
       Auto expense                                     -                  597
       Entertainment                                  150                  683
       Website design                                 225                1,795
       Depreciaiton                                   240                    -
       Bank charges                                   444                2,050
       Repairs and maintenance                         79                  689
       Miscellaneous expenses                           -                   45
                                          -------------------------------------

                 Total Operating Expenses         128,192              199,084

OPERATING LOSS                                   (140,624)             (68,550)
                                          -------------------------------------

OTHER EXPENSE:
     Other income                                  (5,000)                   -
     Interest expense                              17,906                7,157
                                          -------------------------------------

TOTAL OTHER EXPENSE                                12,906                7,157

NET LOSS BEFORE PROVISION FOR INCOME TAXES       (153,530)             (75,707)

PROVISION FOR INCOME TAXES                            340                    -
                                          -------------------------------------

NET LOSS                                       $ (153,870)           $ (75,707)
                                          =====================================

NET LOSS PER COMMON SHARE                         $ (0.17)             $ (0.08)
                                          =====================================

WEIGHTED AVERAGE NUMBER
  COMMON SHARES OUTSTANDING                      900,000                900,000
                                          =====================================

See accompanying notes.

                             BODYGUARD RECORDS.COM
                      STATEMENT OF CASH FLOWS (UNAUDITED)
================================================================================


                                             For the Three        For the Three
                                              Months Ended        Months Ended
                                             June 30, 2002        June 30, 2001
                                            ------------------------------------
CASH FLOWS PROVIDED BY (USED FOR):
 OPERATING ACTIVITIES:
Net loss                                       $ (153,870)           $ (75,707)
 Adjustments to reconcile net income to net cash
  used for operating activities:
 Increase in additional paid-in capital for
  donated professional services                     5,000                    -
 Increase in notes payable for payment of fees
  by third party                                   20,000                    -
 Additional paid-in capital in exchange for
  officer's salaries                               37,500               37,500
 Depreciation                                         240                    -
 Changes in certain assets and liabilities:
 (Increase) decrease in:
  Accounts receivable, net                          2,740              (78,530)
  Inventories                                      (6,945)             (28,528)
  Security deposits                                     -                 (100)
  Prepaid expenses                                      -                1,247
  Increase (decrease) in:
  Accounts payable and accrued expenses            72,556                 (736)
  Accrued interest - related party                 11,386                    -
                                           -------------------------------------
Net Cash Used for Operating Activities            (11,393)            (144,854)
                                           -------------------------------------


FINANCING ACTIVITIES:
 Proceeds received on notes payable                10,000              145,000

NET INCREASE IN CASH

CASH:
   Beginning of period                              2,985                6,991
                                          --------------------------------------
    End of period                                 $ 1,592              $ 7,137
                                          ======================================


See accompanying notes.

                             BODYGUARD RECORDS.COM
                   NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                                 JUNE 30, 2002
================================================================================



--------------------------------------------------------------------------------
NOTE 1 - BASIS OF PRESENTATION:
--------------------------------------------------------------------------------
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and item 310(b) of Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB (for the fiscal year ended March 31, 2002) as filed with the Securities and Exchange Commission.

--------------------------------------------------------------------------------
NOTE 2  -  NET INCOME (LOSS) PER COMMON SHARE:
--------------------------------------------------------------------------------

Net income (loss) per share was computed based on the weighted average number of common shares and common share equivalents outstanding if dilutive during the period.


--------------------------------------------------------------------------------
NOTE 3  -  GOING CONCERN:
--------------------------------------------------------------------------------

As shown in the accompanying financial statements, the Company has a history of significant operating losses and as of June 30, 2002, current liabilities exceed current assets by $700,329 and total liabilities exceed total assets by $696,443. These factors, as well as the uncertain conditions the Company faces regarding the delinquency of accounts payable and loans payable, raise substantial doubt about the Company's ability to continue as a going concern.

--------------------------------------------------------------------------------
NOTE 4  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
--------------------------------------------------------------------------------

The  significant  accounting  policies  followed by the company are set forth in
Note 2 to the company's financial statements contained in the March 31, 2002 Form 10-KSB.

--------------------------------------------------------------------------------
NOTE 5  -  SUBSEQUENT EVENTS:
--------------------------------------------------------------------------------

On August 21, 2002, the Company successfully closed on the sale of an aggregate of 102,000 shares of its common stock, as part of the Company's initial public offering that became effective on February 11, 2002. The majority of the proceeds of $255,000 were used to repay principal and accrued interest due to four non-affiliated note holders.

                                       4
                           BODYGUARD RECORDS.COM, INC.



ITEM 2. Management's Discussion and Analysis or Plan of Operations

Certain information included in this Quarterly Report may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty. Such risks and uncertainties include the Registrant's ability to successfully compete in the marketplace, to raise capital, to generate enough working capital, including through outside investments, sale of tax credits or otherwise, to fund operations and to pay its liabilities when due, to negotiate arrangements with its creditors, to generate revenue and sell tax credits, to protect its proprietary property and to attract and retain key employees. Further, the results of operation for the interim period covered by this Quarterly Report are not necessarily indicative of results of operation for a full year or any other period and there can be no assurance that the Registrant's recent favorable revenue trends will continue. In addition, certain statements may involve risk and uncertainty if they are preceded by, followed by, or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions, and other statements contained herein regarding matters that are not historical facts. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following  discussion  should be read in conjunction  with the  Registrant's
financial   statements  and  notes  to  those  statements  and  other  financial information appearing in this Quarterly Report.

Management's Discussion and Analysis of Financial Condition and results of Operations

Results of Operations

The following discussion and analysis should be read in conjunction with the Registrant's March 31, 2002, audited financial statements and notes thereto.

Three Months Ended June 30, 2002, Compared with Three Months Ended June 30, 2001

Net sales decreased $148,903 or 138% to $5,942 for the three months ended June 30, 2002. This decrease was attributable to the Registrant's limited working capital to promote new talent as well as the unexpected early cancellation of the Quiet Riot Tour.

Operating expenses decreased by $33,392 or 21% to $128,192 for the three months ended June 30, 2002. This decrease was also attributable to the Registrant's limited working capital.

Other income (expense) increased by $5,749 or44.55% to $12,960 for the three months ended June 30, 2002. This increase was principally attributable to interest expense relative to outstanding notes payable.

For the three months ended June 30, 2002, there was no provision for income taxes except for minimum state taxes, as the Registrant had net operating losses to offset net income.

Net loss increased by $115,660 to ($153,870) for the three months ended June 30, 2002 from ($38,207) for the three months ended June 30, 2001. This increase was principally attributable to the costs and expenses attendant upon the commencement of operations.

Liquidity and Capital Resources

June 30, 2002 Compared with March 31, 2002

As of June 30, 2002, the Registrant had an accumulated deficit of $(1,293,043). The Registrant continues to incur operating losses. The Registrant had negative working capital of $700,329 and $589,198 as of June 30, 2002, and March 31, 2002, respectively. The increase in negative working capital of $111,131 was attributable to increases in accounts payable and accrued interest on notes payable.

Presently, the Registrant attempts to fund its working capital needs from revenues it receives from the sale of its CD's as well as the proceeds from its recently completed initial public offering. As of June 30, 2002, the Registrant had aggregate liabilities of approximating $729,856. The Registrant does not have sufficient working capital to satisfy such liabilities. The Registrant intends to utilize its best efforts in locating investors to purchase the unsold portion of the shares registered in its initial public offering as well as to consider a business combination with another record company. There can be no assurance whatsoever that the Registrant will be successful in either of there endeavors. In the meantime, there can be no assurance that the Registrant's creditors will not institute one or more actions for the repayment of amounts due to them. In the event such action(s) are instituted, there can be no assurance that the Registrant will be able to successfully defend such actions or pay any judgment that is obtained as a result thereof. The commencement of any creditor action would have a material adverse effect upon the Registrant.

ITEM 3.  Control and Procedures

The President/Chief Financial Officer of the Company has concluded based on their evaluation as of date within 90 days prior to the date of the filing of this report, that the Company's disclosure controls and procedures are effective to ensure that information required be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended(the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

                                     PART II
                                OTHER INFORMATION

ITEM 5.  Other Information

Use of Proceeds From Registered Securities

The Registrant's Form SB-2 Registration Statement, No. 333-40444, became effective on February 11, 2002 (the "Registration Statement"). Pursuant to the Registration Statement, the Registrant commenced an initial public offering May 2002, seeking to sell a minimum of 100,000 and a maximum of 400,000 shares of its common stock to the public at $2.50 per share (the "IPO Shares") without the use of any broker dealers or underwriters (the "Offering"). Prior to the expiration of 180 days, subscriptions in the amount of $255,000 for an aggregate of 102,000 IPO Shares were deposited in an escrow account with the Registrant's transfer agent. On August 21, 2002, the Registrant disbursed $150,000 in repayment of accrued principal due to four non-affiliated note holders, $72,500 in repayment of accrued interest due to the same four non-affiliated note holders, $22,700 in payment of certain the expenses of the offering, and the remaining $9,800 for working capital.
                                       6

ITEM  6.Exhibits and Reports on Form 8-K

(a)  Exhibits

99.1 Certification of John Rollo, President of Bodyguard Records.com, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Kenneth Pollendine, Chief Financial Officer of Bodyguard Records.com, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

Neither before, during or after the three months covered by this Report, through the date hereof, no report of Form 8-K was filed by the Registrant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2002

Bodyguard Records.com, Inc.


By:    /s/ John Rollo
     ---------------------------
        John Rollo, President


By:    /s/ Kenneth Pollendine
     -------------------------
         Kenneth Pollendine,
        Chief Financial Officer

                                       7

                                  CERTIFICATION

Exhibit  99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Bodyguard Records.com, Inc. (the "Registrant") for the three months ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), John Rollo, President of the Registrant certifies, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: November 14, 2002

/s/ John Rollo
John Rollo, President

In connection with the Quarterly Report on Form 10-Q of Bodyguard records.com, Inc. (the "Registrant") for the three months ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Kenneth Pollendine, Chief Financial Officer of the Registrant certifies, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: November 14, 2002

/s/ Kenneth Pollindine
Kenneth Pollendine,
Chief Financial Officer